Form 10QSB
period 2007-04-30
Patterson Brooke Resources Inc.
filed 2007-06-04
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2007

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-139797

PATTERSON BROOKE RESOURCES INC.
                             (Exact name of small business issuer as specified in its charter)

Nevada	98-0505768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 21 - 2386 Haines Road, Mississauga, Ontario, Canada, L4Y 1Y6
(Address of principal executive offices)

1-416-819-3795
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)         Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □ No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

May 31, 2007:  3,538,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Paterson Brooke Resources Inc. (a pre-exploration stage company) at April 30, 2007 (with comparative figures as at October 31, 2006) and the statement of operations for the three and six months ended April 30 2007 and for the period from June 28, 2006 (date of incorporation) to April 30, 2007 and the statement of cash flows for the six months ended April 30, 2007 and for the period from June 28, 2006 (date of incorporation) to April 30, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2007 are not necessarily indicative of the results that can be expected for the year ending October 31, 2007.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)

BALANCE SHEETS

(Unaudited - Prepared by Management)

	April 30, 2007 (Unaudited)	October 31, 2006 (Audited)

ASSETS

CURRENT ASSETS

Cash	$ 13,696	$ 29,899

Total Current Assets	$ 13,696	$ 29,899

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

CURRENT LIABILITIES

Accounts payable - related parties	$ 21,273	$ 1,858
Accounts payable	7,292	7,780
	28,565	9,638

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Common Stock
200,000,000 shares authorized, at $0.001 par value 3,538,000 shares issued and outstanding	3,538	3,538

Capital in excess of par value	26,362	26,362

Deficit accumulated during the pre-exploration stage	(44,769)	(9,639)

Total Stockholders’ (Deficiency) Equity	(14,869)	20,261

	$ 13,696	$ 29,899

The accompanying notes are an integral part of these unaudited financial statements

PATTERSON BROOKE RESOURCES INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the three and six months ended April 30, 2007 and for the period
June 28, 2006 (Date of Inception) to April 30, 2007

(Unaudited - Prepared by Management)

	Three months ended April 30, 2007	Six months ended April 30, 2007	June 28, 2006 (date of inception) to April 30, 2007

REVENUES	$ -	$ -	$ -

EXPENSES
Accounting and audit	1,250	2,500	6,250
Bank charges	120	125	125
Consulting	7,500	15,500	15,500
Edgarizing	2,000	2,750	2,750
Exploration expenses	-	-	1,000
Filing fees	-	200	200
Geological report	-	-	2,944
Incorporation costs	-	-	1,084
Legal	-	2,500	2,500
Management fees	3,000	6,000	6,000
Office	692	1,843	2,404
Rent	900	1,800	2,100
Transfer agent’s fees	-	1,912	1,912
	15,462	35,130	44,769

NET LOSS FROM OPERATIONS	$ (15,462)	$ (35,130)	$ (44,769)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	3,538,000	3,538,000

The accompanying notes are an integral part of these unaudited financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the six months ended April 30, 2007 and the period June 28, 2006 (Date of Inception) to
April 30, 2007

(Unaudited - Prepared by Management)

	For the six months ended April 30, 2007	From June 28, 2006 (date of incorporation) to April 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (35,130)	$ (44,769)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable	(488)	7,292

Net Change in Cash from Operations	(35,618)	(37,477)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	19,415	21,273
Proceeds from issuance of common stock	-	29,900
	19,415	51,173

Net Increase in Cash	(16,203)	13,696

Cash at Beginning of Period	29,899	-

CASH AT END OF PERIOD	$ 13,696	$ 13,696

The accompanying notes are an integral part of these unaudited financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2007

(Unaudited - Prepared by Management)

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on June 28, 2006 with the authorized common stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore is considered to be in the pre-exploration stage (see note 3).

The Company has elected to have its fiscal year end as October 31.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On April 30, 2007, the Company had a net operating loss carry forward of $44,769. The tax benefit of approximately $13,400 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2014 through 2027.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2007

(Unaudited - Prepared by Management)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

  Unproven Mineral Claim Costs

Costs of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

 Revenue Recognition

Revenue is recognized on the sale and transfer of goods or completion of service.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

 Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

 Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore an estimate of any future cost cannot be made.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2007

(Unaudited - Prepared by Management)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are  considered by management to be their estimated fair value due to their short term  maturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent account pronouncements will have a material impact of its financial statements.;

3. ACQUISITION OF MINING CLAIMS

The Company acquired one 4 unit metric claim known as the Alice claim located 70 miles east of Yellowknife, North West Territories. The claim is located on the east side of Sunset Lake, a widened part of the Beaulieu River and comprises approximately 200 acres. The claim expiry date is May 24, 2008 if the Company does not incur a cost of $727 each year to maintain the claims in good standing.

The claims has a 1% net smelter royalty associated with them payable to the vendor of the claims which will only be a factor when and if the claims are ever put into commercial production.

The claims have not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at April 30, 2007, officers-directors had acquired 85% of the common capital stock issued, and have made no interest, demand loans of $21,273.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2007

(Unaudited - Prepared by Management)

5.	CAPITAL STOCK

The Company has completed one Regulation S offering of 3,000,000 shares of its capital stock for $3,000. In addition, the Company has completed an Offering Memorandum whereby 538,000 common shares were subscribed for at a price of $0.05 per share for $26,900.

6.	GOING CONCERN

The Company will need additional working capital to service its debt and to develop the mineral claims acquired, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Patterson Brooke Resources Inc. (“Patterson”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Patterson presently has minimal day-to-day operations; mainly comprising the maintaining of the Alice claim in good standing on an annual basis and preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

LIQUIDITY AND CAPITAL RESOURCES

Patterson has had no revenue since inception and its accumulated deficit is $44,769. To date, the growth of Patterson has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Alice claim in good standing.

The plan of operations during the next twelve months is for us to maintain the Alice claim in good standing with the Yukon Government and meet our filing requirements. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $36,317 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), work undertaken by the independent accountant ($4,000), Edgar fees ($1,000), filing fees to maintain Patterson in good standing with the State of Nevada and payment to our registrant ($275), exploration activities on the Alice claim (estimated at $17,500), office and miscellaneous ($1,000), payments to the transfer agent ($1,500) and payment to third party creditors in the amount of $7,292. At present, we do not have sufficient funds to pay for future expenses and eliminate accounts payable but our director has indicated he is willing to lend an additional $20,000 to meet the above noted expenses and has signed a Loan Agreement to this effect.

RESULTS OF OPERATIONS

Corporate Organization and History Within Last Five years

The Company was incorporated under the laws of the State of Nevada on June 28, 2006 under the name Patterson Brooke Resources Inc. The Company does not have any subsidiaries, affiliated companies or joint venture partners. We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business other than the Alice Claim.

Business Development Since Inception

We raised $3,000 in initial seed capital on October 17, 2006 in order to identify and acquire a mineral property that we consider holds the potential to contain gold and/or silver mineralization.

In October 2006 we purchased the Alice Claim, situated in NWT, Canada, for $1,000 from Mr. Max Braden, an independent unrelated prospector of Yellowknife, NWT.

On October 31, 2006 Patterson Brooke closed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 538,000 common shares were sold at the price of $0.05 per share to raise $26,900.

In October 2006 we engaged Glen MacDonald, P. Geol., to conduct a review and analysis of the Alice Claim and the previous exploration work undertaken on the property and to recommend a mineral exploration program for the Alice Claim.

We are the beneficial owner of a 100% interest in the Alice Claim, our sole mineral property, subject to a royalty interest retained by the vendor, as detailed below. We intend to undertake exploration work on the Alice Claim. We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on our property. We do not have any ore body and have not generated any revenues from our operations. Our planned exploration work is exploratory in nature.

On March 14, 2007 we formalized, in the form of a Loan Agreement, an arrangement with our President whereby he has advanced $20,000 in cash to the Company to date, and will advance a further $20,000 on or before May 31, 2007, if required, in order to provide the Company with additional working capital. This loan does not bear interest and has no fixed terms of repayment although repayment may be demanded by the President.

                        DESCRIPTION OF THE PROPERTY

We are the beneficial owner of a 100% interest in the Alice Claim, located in NWT, Canada. Our interest in the Alice Claim is subject to a 1% net smelter return royalty in favor of the person from whom we acquired the claim, Mr. Max Braden. The royalty interest retained by Mr. Braden entitles him to receive 1% of any net revenue that might be paid to us by the purchaser of minerals produced form the Alice Claim. We do not have any ore body and have not generated any revenues from our operations.

Although we are in possession of a signed, registerable Transfer of Mineral Claim transferring all right, title and interest in the claim to us subject to the aforementioned 1% net smelter royalty, title remains recorded in the name of Max Braden. That is because the Government of Canada requires that mineral claims in the NWT be held in the (i) the name of a resident of the NWT, or (ii) by a company either incorporated in Canada or registered with the NWT ‘s Registrar of Corporations. At the present time, we do not wish to incur the costs associated with registering in the NWT. In addition, a Prospectors’ License, another prerequisite to our being able to register tile to the Alice Claim, entails additional expense, whereas there is no cost to us using Max Braden’s Prospectors License to hold the Alice Claim.

Beneficial ownership of the Alice Claim confers the rights to the minerals on the Alice Claim. We do not own the land itself since it is held in the name of the “Crown”, i.e. the Government of Canada.

The Alice Claim covers an area of approximately 200 acres. The current expiry date for the Alice Claim is May 24, 2007. To keep the property in good standing, such that the claim dos not expire on the date indicated above we must (i) undertake exploration work to a value of not less than $727 ($800 CDN) on the Alice Claim before May 24, 2007, or (ii) in lieu of undertaking exploration work we may pay cash of approximately $727 ($800 CDN) to the Government of Canada. This is an annual obligation. Failure to do either, each year, will result in the Alice Claim reverting to the Government of Canada.

Particulars of the Alice Claim, our sole mineral property, together with issues we face in conducting exploration work on the property, follow.

Location and Access

The Alice Claim is located approximately 112 kilometers east of Yellowknife, NWT a town of approximately 20,000 and the capital of the NWT where all services necessary to the mining industry are available. The city is serviced by scheduled air services from Edmonton, Alberta and is linked to Alberta by all-weather highway. The Alice Claim is currently accessed by float or ski-equipped aircraft from Yellowknife. A winter road could easily link the property to the all-weather Ingraham Trial, a distance of about 48 kilometers.

The Alice property is located near the northern extremity of the northern interior climatic region and is characterized by a cold, fry sub-arctic climate. Mean January and July temperatures are below -30 C and from 10 to 15 respectively. The mean annual precipitation is approximately 200mm or less.

Topography of the region is subdued, with elevations ranging from 300 to 365 m. Lakes and low-lying swampy areas are common and comprise some 20% of the land surface. The major regional drainage is the Beaulieu River, which traverses the eastern part of the region from north to south and empties into Great Slave Lake east of Drybones Bay.

The Alice Claim is located well south of the tree line and is within the region of discontinuous permafrost. Vegetation consists of white and black spruce, white birch and locally abundant poplar, jack-pine and tamarack. The area is generally “swampy”. Access on the property for ground geophysical surveying and subsequent drilling of magnetic anomalies would be best accomplished from December to May when the lakes and swamps are frozen. Work such as prospecting, sampling and geological surveying must be carried out during the summer months. Drilling could also be carried out during the summer months as well.

No electrical power is required at this stage of exploration. Any electrical power that might be required in the foreseeable future could be supplied by gas powered portable generators.

Property Geology

The Alice Claim is underlain by volcanics of the Yellowknife group, consisting of greenstone flows. These greenstones are fine to coarse grained and the flows vary in thickness up to 175 feet separated in places by tuffs and often on the western side by prominent flow breccia horizons. The lavas take the form of massive, pillowed, schistose, ropey and foliated flows, though distinction is often difficult as pillows have mostly been obscured.

The tuffs that are contained in the flows vary in thickness up to 50 feet, and where sheared form sericite schist, whilst chlorite schist forms from the greenstones. The sericitc schist commonly weathers rusty brown due to the presence of pyrite and in some cases gold is associated with mineralization. A number of cherty bands and/or acid and/or acid dykes up to six feet thick occur on the property and often mineralization is associated with them. They may be rusty brown and have quartz veins nearby. These mineralized veins are to a large degree concentrated in a central zone running north/south through the property and the Alice zone, although associated with sheared tuff, lies within this larger area.

Acid and intermediate tuffs occur on the western edge of the greenstone whilst on the eastern side the pyroclastic zone is of agglomerate often containing large bombs. Dykes and masses of intrusive diorite and gabbro are present though in some less exposed areas these may be confused with large grained or altered flows.

The Alice shear is considered to contain the most promising gold mineralization on the property. This zone lies on the north side of a small lake known as Gold Lake and is exposed in outcrop and trenches for about 900 feet. The shear follows a band of chert-like inter-flow tuff that varies in thickness from a few inches to 6.5 feet. The shear zone ranges in width from 1 foot to approximately 20 feet. The rocks within the zone are sericite and chlorite schist, and scattered veinlets and lenses of quartz. The average width of the well-mineralized section of the zone is from 2 to 3 feet and it has a length of about 500 feet. Gold occurs sporadically in the heavily pyritized part of the zone.

Previous Exploration

The area was first prospected in the summer of 1938. Gold was found in July of that year and claims were staked on the more promising showings.

The property was acquired by Sunset Yellowknife Mines in 1945 and in the spring and summer of that year, this company did extensive trenching and diamond drilling on the two zones. A total of 1907 feet of diamond drilling was done on the Alice shear north of Gold lake.

Operations then ceased out but were resumed in February of 1946 and continued through to November of that year. A camp erected, and in the fall of 1946 a two-compartment vertical shaft was sunk to a depth of 23 feet on the Alice shear zone. In March of 1947, a small mining plant was moved to the property and during the following summer the shaft in the Alice zone was deepened to 145 feet. Drifts were opened on the 125-foot level and extended about 100 feet north and south from the shaft before the property closed on September 10th, 1947. No work was done by the company after September, 1947.

Early in 1966, the claims were optioned by Giant Yellowknife Mines Ltd. who carried out a geological mapping, geological surveying and short hole diamond drill program on new untested zones. The option was allowed to lapse. No work has been done on the property since that time.

Proposed Exploration Work - Plan of Operation

Mr. Glen C. Macdonald, P. Geol., authored the "Geological Report on the Alice Claim” dated November, 2006 (the “Macdonald Report”), in which he recommended an exploration program to evaluate the potential of the claim. Mr. Macdonald is a registered Professional Geologist in good standing in the Association of Professional Engineers and Geoscientists of British Columbia and the Association of Professional Engineers of Alberta. He is a graduate of the University of British Columbia, Vancouver, B.C. with a Bachelor of Economics (1971) and Geology (1973). Mr. Macdonald has practiced his profession as a geologist continuously since 1973. He visited the area covered by our claim in 2005.

We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Alice Claim by completing the work recommended in the Macdonald Report, in order to begin determining the potential for discovering commercially exploitable deposits of gold on our claim.

We have not discovered any ores or reserves on the Alice Claim, our sole mineral property. Our planned work is exploratory in nature.

The Macdonald Report concludes:

-	the Alice Claim covers an occurrence of high-grade gold mineralization in volcanic rocks of the Yellowknife supergroup;

-
early exploration of vein systems by trenching, drilling and underground development may have over looked the presence of fine-grained gold carried in pyrite sulphide within the volcanic units themselves;

-	geophysical surveys have identified conductive anomalies which should be further explored; and

-	detailed geological mapping, with trenching and sampling should be conducted in the vicinity of the conductors to determine if drilling is warranted.

The Macdonald Report recommends the following work be undertaken and anticipates the cost as follows:

●	Geological mapping	$ 10,000
●	Trenching and sampling	7,500
	Total	$ 17,500

The Alice Claim, being located in a northerly latitude, and is subject to long, cold winters with snowfall accumulations. Accordingly our planned work can not be undertaken until the summer 2007.

We intend to finance this work with a combination of cash on hand together with additional loan capital to be advanced by our President (who is also our controlling stockholder). To date our President has advanced $20,000 to the Company and he has agreed to advance an additional $20,000 on or before May 31, 2007, if required at that date.

Thus, even if the results of our planned exploration work proves encouraging, there is no assurance we will be able to raise the capital necessary to conduct further exploration work on the Alice Claim. Furthermore, even if funding is available, additional work will only be undertaken if the results of our planned work is successful in identifying target zones of gold mineralization deemed worthy, by our geologist, of drilling to determine if a gold deposit may exist. Should our initial work prove unsuccessful in identifying such drill targets, the Company will likely abandon the Alice Claim and we may have to go out of business.

There are no permanent facilities, plants, buildings or equipment on the Alice Claim.

Competitive Factors

The mining industry is highly fragmented. We are competing with many other exploration companies looking for gold and silver. We are among the smallest exploration companies in existence and are an infinitely small participant in the mining business which is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available markets exist for the sale of gold and silver. Therefore, we will likely be able to sell any gold or silver that we are able to recover, in the event commercial quantities are discovered on the Alice Claims. There is no ore body on the Alice Claims.

Regulations

Governing Laws

The mining industry in Canada operates under both federal and provincial or territorial legislation governing the exploration, development, production and decommissioning of mines. Such legislation relates to such matters as the method of acquisition and ownership of mining rights, labor, health and safety standards, royalties, mining and income taxes, exports, reclamation and rehabilitation of mines, and other matters. The mining industry in Canada is also subject to legislation at both the federal and provincial or territorial levels concerning the protection of the environment. Legislation imposes high standards on the mining industry to reduce or eliminate the effects of waste generated by extraction and processing operations and subsequently deposited on the ground or emitted into the air or water. The design of mines and mills, and the conduct of extraction and processing operations, are subject to regulatory restrictions. The exploration, construction, development and operation of a mine, mill or refinery require compliance with environmental legislation and regulatory reviews, and the obtaining of land use and other permits, water licenses and similar authorizations from various governmental agencies. Legislation is in place for lands under federal jurisdiction or located in certain provinces and territories that provides for the preparation of costly environmental impact assessment reports prior to the commencement of any mining operations. These reports require a detailed technical and scientific assessment as well as a prediction of the impact on the environment of proposed mine exploration and development.

Failure to comply with the requirements of environmental legislation may result in regulatory or court orders being issued that could result in the cessation, curtailment or modification of operations or that could require the installation of additional facilities or equipment to protect the environment. Violators may be required to compensate those suffering loss or damage by reason of mining activities and the violators, including our officers and directors, may be fined or, in some cases, imprisoned if convicted of an offense under such legislation. Provincial and territorial mining legislation establishes requirements for the decommissioning, reclamation and rehabilitation of mining properties that are closed. Closure requirements relate to the protection and restoration of the environment and the protection of public safety. Some former mining properties must be managed for a long time following closure in order to fulfill regulatory closure requirements. The cost of closure of existing and former mining properties and, in particular, the cost of long-term management of open or closed mining properties can be substantial.

Mineral exploration is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for: locating claims, posting claims, working claims and reporting work performed. We will be required to obtain permits from the NWT Ministry of the Environment before we commence mining operations at the Alice Claim.

With respect to the legislation, rules and regulations referred to above, we believe that we are currently in compliance in all material respects with applicable legislation, rules and regulations.

The Company does not foresee having to expend material amounts in order to comply with environmental laws during the exploration phase of its operations. The Company is obligated to restore surface disturbances created by exploration. These restoration efforts typically involve the back filing of trenches, pits, or other excavations created for purposes of exploration.

Underground exploration, which the Company contemplates in the future, will require additional cost related to the storage of excavated material. Until the Company knows the amount of material it will have to store, it cannot estimate this cost. There will be material costs of environmental compliance if the Company develops a mine in the future. However, the Company cannot reasonably estimate that environmental compliance cost at this time.

It is not possible to estimate the cost of meeting the rules and regulations for a mining operation at this time. Those costs will only be determined when a mine plan and the required studies are completed to apply for a mining permit.

Government Permitting

Our proposed mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for locating claims, posting claims, working claims and reporting work performed. The Company is committed to complying with all governmental and environmental regulations. We are obliged to adhere to environmental regulations promulgated by the Government of Canada. It is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our future exploration operations; costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; on-going efforts at alleviating the mining impact of wildlife; and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that these costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration on the Alice Claim.

The Company cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the development of the Company's Canadian properties, including those with respect to mining claims. The Company's activities are not only subject to extensive federal and territorial regulations controlling the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environment. For example we will be obligated to take steps to ensure that any streams draining the property do not become contaminated as a result of our activities on the property. We are not aware of any environmental problems on the property as of the date of this prospectus.

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our claim and an engineer or geologist to manage the exploration program. At present, we have no employees as such although each of our officers and directors devotes a portion of his time to the affairs of the Company. None of our officers and directors has an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

As indicated above we will hire subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of potential subcontractors. We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities.

Forward Looking Statements

In addition to the other information contained in this Form 10-QSB, it contains forward-looking statements which involve risk and uncertainties. When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that the actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control. Any reader should review in detail this entire Form 10-QSB including financial statements, attachments and risk factors before considering an investment.

Risk Factors

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Patterson Brooke contained in this prospectus, you should consider many important factors in determining whether to purchase the shares being offered. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in this offering.

Risks Associated with our Company:

Our liquidity, and thus our ability to continue to operate depends upon the continuing willingness of our President, who is also our controlling stockholder, to finance the Company’s operations.

We are financing our continuing operations with cash loaned to us by our President. To date our President has loaned us $20,000. He has agreed to advance a further $20,000 on or before May 31, 2007, if required. Without these loan advances we would be forced to go out of business. Even if our President advances a further $20,000 on or before May 31, 2007, if required, we expect our cash resources to satisfy our needs to only to December 31, 2007. We will have to raise additional funds in the next twelve months to satisfy our cash requirements.

Furthermore, the loan advances made by our President are repayable on demand. Accordingly, if our President were to demand repayment of his loan advances we would not have sufficient funds to satisfy our cash requirements and would be forced to go out of business.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to April 30, 2007, the date of our most quarterly period $44,769. Our ability to achieve profitability and positive cash flow in the future is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to locate an economic ore reserve
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral property. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business.

We have no known ore reserves and we cannot guarantee we will find any gold and/or silver mineralization or, if we find gold and/or silver mineralization, that it may be economically extracted. If we fail to find any gold and/or silver mineralization or if we are unable to find gold and/or silver mineralization that may be economically extracted, we will have to cease operations.

We have no known ore reserves. Even if we find gold and/or silver mineralization we cannot guarantee that any gold and/or silver mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold and/or silver mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold and/or silver mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will cause us to cease operations.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our sole property, the Alice Claim, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

Because our officers and directors do not have technical training or experience in starting and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations which will result in the loss of your investment.

Because our officers and directors are inexperienced with exploring for minerals and starting, and operating a mineral exploration company, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property. Our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our exploration, earnings and ultimate financial success could suffer irreparable harm due to certain of management's lack of experience in this industry. Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like Patterson Brooke. Unless our two part time officers are willing to spend more time addressing these matters, we will have to hire professionals to undertake these filing requirements for Patterson Brooke and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of your investment.

If we don't raise additional capital for on going exploration work, we will have to delay such exploration or go out of business, which will result in the loss of your investment.

We estimate that, with $40,000 in loan capital (non interest bearing, payable on demand) agreed to be advanced by our President (of which $20,000 has been advanced to date with the balance due on or before May 31, 2007, if required) combined with any cash raised from the future share issuances, we will have sufficient cash to continue operations for the remainder of 2007 provided we carry out only the limited early stage exploration activity recommended by our engineer at an estimated cost of $17,500. We are in the pre-exploration stage. By no later than the end of 2007, being less than twelve months from now, we will need to raise additional capital to satisfy our cash requirements for general operating expenses. In order to undertake additional exploration activity we will likewise have to raise additional capital.

Since we are small and do not have much capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment.

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists. We are small company and do not have much capital. We must limit our exploration activity unless and until we raise additional capital. Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors beyond our control. These factors include, but are not limited to:

●	Market prices for the minerals to be produced;
●	Costs of bringing the property into production including exploration preparation of production feasibility studies and construction of production facilities;
●	Political climate and/or governmental regulations and controls;
●	Ongoing costs of production;
●	Availability and cost of financing; and
●	Environmental compliance regulations and restraints.

These types of programs require substantial capital. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and you will lose your investment.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President will be devoting only 15% of his time, approximately 24 hours per month, to our business. Our Chief Financial Officer and Secretary-Treasurer will be devoting only approximately 10% of his time, or 16 hours per month to our operations. As a consequence of the limited devotion of time to the affairs of the Company expected from management, our business may suffer. For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended. Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity, expected during the summer of 2007. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

We may be unable to meet property maintenance requirements or acquire necessary mining licenses and thereby lose our interest in the Alice Claim.

In order to maintain ownership of in the Alice Claim we must make an annual payment, or expend certain minimum amounts on the exploration of the mineral claim, in the amount of at least $727 ($800Cdn.) by May 24 in each year, including 2007. Our failure to make such payment or expenditures within the time required will result in the loss of our interest in the Alice Claim. Even if we do make the annual payment in lieu of doing work because we are not able to obtain the necessary licenses to conduct mining operations on the property in a timely fashion, we would realize no benefit from our expenditure to maintain title to the property.

No matter how much money is spent on the Alice Claim, the risk is that we might never identify a commercially viable ore reserve.

Over the coming years, we might expend considerable capital on exploration of the Alice Claim without finding anything of value. It is very likely the Alice Claim does not contain any reserves so any funds spent on exploration will probably be lost. No matter how much money is spent on the Alice Claim, we might never be able to find a commercially viable ore reserve.

Even if our property were found to contain a deposit, since we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our property into production and you may lose your investment.

We have no experience in placing mineral deposit properties into production, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place a mineral deposit into production.

Mineral exploration and development activities are inherently risky and we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  The Alice Claim, our sole property, does not have a known body of commercial ore. Should our mineral claim be found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Unusual or unexpected formations, formation pressures, fires, power outages, labour disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of the Northwest Territories, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the Alice Claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective.

Even with positive results during exploration, the Alice Claim might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible. If the cost of extracting any minerals that might be found on the Alice Claim is in excess of the selling price of such minerals, we would not be able to develop the claim. Accordingly even if ore reserves were found on the Alice Claim, without sufficient tonnage we would still not be able to economically extract the minerals from the claim in which case we would have to abandon the Alice Claim and seek another mineral property to develop, or cease operations altogether.

Title to the Alice Claim is registered in the name of another person. Failure of the Company to obtain good title to the claim will result in our having to cease operations.

Title to the property we intend to explore is not held in our name. Title to the Alice Claim is recorded in the name of Max Braden, an unrelated prospector. In the event Max Braden was to grant a third party a deed of ownership, which was subsequently registered prior to our deed, that third party would obtain good title and we would have nothing. Similarly, if Max Braden were to grant an option to a third party, that party would be able to enter the claims, carry out certain work commitments and earn right and title to the claims and we would have little recourse against such third party even though we would be harmed, would not own any property and would have to cease operations. Although we would have recourse against Max Braden in the situations described, there is a question as to whether that recourse would have specific value.

Our officers and directors own a substantial amount of our common stock and will have substantial influence over our operations.

Our directors and officers currently own 3,000,000 shares of common stock representing approximately 84.8% of our outstanding shares. Such directors and officers have registered for resale 300,000 of their shares. Assuming that such directors and officers sell their 300,000 shares, they will still own 2,700,000 shares of common stock representing approximately 76.3% of our outstanding shares. As a result, they will have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in control.

Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system. There is no market for our shares. Consequently, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately. If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares. Once this registration statement becomes effective, it is our intention to apply for a quotation on the OTCBB whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the NASD personnel; and

●	We will not be quoted on the OTCBB unless we are current in our periodic reports filed with the SEC.

We estimate that it will take us between twelve to eighteen weeks to be approved for a quotation on the OTCBB. However, we cannot be sure we will be able to obtain a participating market maker or be approved for a quotation on the OTCBB, in which case, there will be no liquidity for the shares of our shareholders.

Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

In addition, if our shares are quoted on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

We anticipate the need to sell additional treasury share in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We may seek additional funds through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

Since our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Patterson’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Patterson’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls

There were no material changes in Patterson’s internal controls or in other factors that could materially affect Patterson’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Patterson or is a party or to which the Alice claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities during the quarter ended April 30, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Patterson’s Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

3.2	Articles of Incorporation (incorporated by reference from Patterson’s Registration Statement on Form SB-2 filed on January 4, 2007, Registration No.333-139797)

3.3	By-laws (incorporated by reference from Patterson’s Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

4	Stock Specimen (incorporated by reference from Patterson’s Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Patterson’s Registration Statement on Form SB-2 filed on January 4, 2007 Registration No. 333-139797)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON BROOKE RESOURCES INC.
(Registrant)

Date: June 1, 2007	B. GORDON BROOKE
Chief Executive Officer, President and Director

Date: June 1, 2007	DAVID MOORE
Chief Financial Officer, Chief Accounting Officer, Secretary and Director