Form 10QSB
period 2007-07-31
Patterson Brooke Resources Inc.
filed 2007-08-23
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2007

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

August 15, 2007:  3,538,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at July 31, 2007 and October 31, 2006	4

	Statement of Operations For the three and nine months ended July 31, 2007 and 2006 and for the period June 28, 2006 (Date of Inception) to July 31, 2007	5

	Statement of Cash Flows For the nine months ended July 31, 2007 and 2006 and for the period June 28, 2006 (Date of Inception) to July 31, 2007	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	22

PART 11.	OTHER INFORMATION	22

ITEM 1.	Legal Proceedings	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits and Reports on Form 8-K	23

	SIGNATURES	24

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Paterson Brooke Resources Inc. (a pre-exploration stage company) at July 31, 2007 (with comparative figures as at October 31, 2006) and the statement of operations for the three and nine months ended July 31, 2007 and 2006 and for the period from June 28, 2006 (date of incorporation) to July 31, 2007 and the statement of cash flows for the nine months ended July 31, 2007 and 2006 and for the period from June 28, 2006 (date of incorporation) to July 31, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2007 are not necessarily indicative of the results that can be expected for the year ending October 31, 2007.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)

BALANCE SHEETS

(Unaudited - Prepared by Management)

	July 31, 2007 (Unaudited)	October 31, 2006 (Audited)

ASSETS

CURRENT ASSETS

Cash	$ 4,627	$ 29,899

Total Current Assets	$ 4,627	$ 29,899

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

CURRENT LIABILITIES

Accounts payable - related parties	$ 21,516	$ 1,858
Accounts payable	9,267	7,780
	30,783	9,638

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Common Stock
200,000,000 shares authorized, at $0.001 par value 3,538,000 shares issued and outstanding	3,538	3,538

Capital in excess of par value	27,362	26,362

Deficit accumulated during the pre-exploration stage	(57,056)	(9,639)

Total Stockholders’ (Deficiency) Equity	(26,156)	20,261

	$ 4,627	$ 29,899

The accompanying notes are an integral part of these unaudited financial statements

PATTERSON BROOKE RESOURCES INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the three and nine months ended July 31, 2007 and for the period
June 28, 2006 (Date of Inception) to July 31, 2007

(Unaudited - Prepared by Management)

	Three months ended July 31, 2007	Three months ended July 31, 2006	Nine months ended July 31, 2007	Nine months Ended July 31, 2006	June 28, 2006 (date of inception) to July 31, 2007

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and audit	1,250	-	3,750	-	7,500
Bank charges	120	-	245	-	245
Consulting	-	-	15,500	-	15,500
Edgarizing	1,225	-	3,975	-	3,975
Exploration expenses	-	-	-	-	1,000
Filing fees	-	-	200	-	200
Geological report	-	-	-	-	2,944
Incorporation costs	-	550	-	550	1,084
Legal	4,000	-	6,500	-	6,500
Management fees	3,000	-	9,000	-	9,000
Office	1,117	-	2,960	-	3,521
Rent	900	-	2,700	-	3,000
Transfer agent’s fees	675	-	2,587	-	2,587
	12,287	550	47,417	550	57,056

NET LOSS FROM OPERATIONS	$ (12,287)	$ (550)	$ (47,417)	$ (550)	$ (57,056)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	3,538,000	3,000,000	3,538,000	3,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended July 31, 2007 and the period June 28, 2006 (Date of Inception) to
July 31, 2007

(Unaudited - Prepared by Management)

	For the nine months ended July 31, 2007	For the nine months ended July 31, 2006	From June 28, 2006 (date of inception) to July 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (47,417)	$ (550)	$ (57,056)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable	1,487	-	9,267
Contributed capital - expenses	1,000	550	1,000

Net Change in Cash from Operations	(44,930)	-	(46,789)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	19,658	-	21,516
Proceeds from issuance of common stock	-	-	29,900
	19,658	-	51,416

Net Increase in Cash	(25,272)	-	4,627

Cash at Beginning of Period	29,899	-	-

CASH AT END OF PERIOD	$ 4,627	$ -	$ 4,627

The accompanying notes are an integral part of these unaudited financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2007

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

The Company has elected to have its fiscal year end as at October 31.

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

On July 31, 2007, the Company had a net operating loss carry forward of $57,056. The tax benefit of approximately $17,100 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2026 through 2027.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2007

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
July 31, 2007

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

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent account pronouncements will have a material impact of its financial statements.

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at July 31, 2007, officers-directors had acquired 85% of the common capital stock issued, and have made no interest, demand loans of $21,516.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2007

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

LIQUIDITY AND CAPITAL RESOURCES

Patterson has had no revenue since inception and its accumulated deficit is $57,056. To date, the growth of Patterson has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Alice claim in good standing.

The plan of operations during the next twelve months is for us to maintain the Alice claim in good standing with the Yukon Government and meet our filing requirements. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $40,642 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,500), work undertaken by the independent accountant ($4,000), Edgar fees ($2,100), filing fees to maintain Patterson in good standing with the State of Nevada and payment to our registrant ($275), exploration activities on the Alice claim (estimated at $17,500), office and miscellaneous ($2,000), payments to the transfer agent ($2,000) and payment to third party creditors in the amount of $9,267. At present, we do not have sufficient funds to pay for future expenses and eliminate accounts payable but our director has indicated he is willing to lend an additional $20,000 to meet the above noted expenses and has signed a Loan Agreement to this effect.

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

On March 14, 2007 we formalized, in the form of a Loan Agreement, an arrangement with our President whereby he has advanced $20,000 in cash to the Company to date, and will advance a further $20,000 during the next quarter, if required, in order to provide the Company with additional working capital. This loan does not bear interest and has no fixed terms of repayment although repayment may be demanded by the President.

                        DESCRIPTION OF THE PROPERTY

We are the beneficial owner of a 100% interest in the Alice Claim, located in NWT, Canada. Our interest in the Alice Claim is subject to a 1% net smelter return royalty in favour of the person from whom we acquired the claim, Mr. Max Braden. The royalty interest retained by Mr. Braden entitles him to receive 1% of any net revenue that might be paid to us by the purchaser of minerals produced from the Alice Claim. We do not have any ore body and have not generated any revenues from our operations.

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

The Alice Claim covers an area of approximately 200 acres. The current expiry date for the Alice Claim is May 24, 2008. To keep the property in good standing, such that the claim does not expire on the date indicated above we must (i) undertake exploration work to a value of not less than $727 ($800 CDN) on the Alice Claim before May 24, 2008, or (ii) in lieu of undertaking exploration work we may pay cash of approximately $727 ($800 CDN) to the Government of Canada. This is an annual obligation. Failure to do either, each year, will result in the Alice Claim reverting to the Government of Canada.

Particulars of the Alice Claim, our sole mineral property, together with issues we face in conducting exploration work on the property, follow.

Location and Access

The Alice Claim is located approximately 112 kilometers east of Yellowknife, NWT a town of approximately 20,000 and the capital of the NWT where all services necessary to the mining industry are available. The city is serviced by scheduled air services from Edmonton, Alberta and is linked to Alberta by all-weather highway. The Alice Claim is currently accessed by float or ski-equipped aircraft from Yellowknife. A winter road could easily link the property to the all-weather Ingraham Trail, a distance of about 48 kilometers.

The Alice property is located near the northern extremity of the northern interior climatic region and is characterized by a cold, dry sub-arctic climate. Mean January and July temperatures are below -30 C and from 10 to 15 respectively. The mean annual precipitation is approximately 200mm or less.

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

The tuffs that are contained in the flows vary in thickness up to 50 feet, and where sheared form sericite schist, whilst chlorite schist forms from the greenstones. The sericite schist commonly weathers rusty brown due to the presence of pyrite and in some cases gold is associated with mineralization. A number of cherty bands and/or acid and/or acid dykes up to six feet thick occur on the property and often mineralization is associated with them. They may be rusty brown and have quartz veins nearby. These mineralized veins are to a large degree concentrated in a central zone running north/south through the property and the Alice zone, although associated with sheared tuff, lies within this larger area.

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

Operations then ceased out but were resumed in February of 1946 and continued through to November of that year. A camp was erected, and in the fall of 1946 a two-compartment vertical shaft was sunk to a depth of 23 feet on the Alice shear zone. In March of 1947, a small mining plant was moved to the property and during the following summer the shaft in the Alice zone was deepened to 145 feet. Drifts were opened on the 125-foot level and extended about 100 feet north and south from the shaft before the property closed on September 10th, 1947. No work was done by the company after September, 1947.

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

The Alice Claim, being located in a northerly latitude, is subject to long, cold winters with snowfall accumulations. Accordingly our planned work can not be undertaken until the summer 2007.

We intend to finance this work with a combination of cash on hand together with additional loan capital to be advanced by our President (who is also our controlling stockholder). To date our President has advanced $20,000 to the Company and he has agreed to advance an additional $20,000 during the next quarter, if required at that time.

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

We are financing our continuing operations with cash loaned to us by our President. To date our President has loaned us $20,000. He has agreed to advance a further $20,000 during the next quarter, if required. Without these loan advances we would be forced to go out of business. Even if our President advances a further $20,000 during the next quarter, if required, we expect our cash resources to satisfy our needs only to December 31, 2007. We will have to raise additional funds in the next twelve months to satisfy our cash requirements.

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

We have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to July 31, 2007, the date of our most quarterly period, is $57,056. Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We estimate that, with $40,000 in loan capital (non interest bearing, payable on demand) agreed to be advanced by our President (of which $20,000 has been advanced to date with the balance due during the next quarter, if required) combined with any cash raised from the future share issuances, we will have sufficient cash to continue operations for the remainder of 2007 provided we carry out only the limited early stage exploration activity recommended by our engineer at an estimated cost of $17,500. We are in the pre-exploration stage. By no later than the end of 2007, being less than twelve months from now, we will need to raise additional capital to satisfy our cash requirements for general operating expenses. In order to undertake additional exploration activity we will likewise have to raise additional capital.

Since we are small and do not have much capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment.

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists. We are a small company and do not have much capital. We must limit our exploration activity unless and until we raise additional capital. Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors beyond our control. These factors include, but are not limited to:

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

In order to maintain ownership of the Alice Claim we must make an annual payment, or expend certain minimum amounts on the exploration of the mineral claim, in the amount of at least $727 ($800Cdn.) by May 24 in each year, including 2007. Our failure to make such payment or expenditures within the time required will result in the loss of our interest in the Alice Claim. Even if we do make the annual payment in lieu of doing work because we are not able to obtain the necessary licenses to conduct mining operations on the property in a timely fashion, we would realize no benefit from our expenditure to maintain title to the property.

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

Our directors and officers currently own 3,000,000 shares of common stock representing approximately 84.8% of our outstanding shares. Such directors and officers have registered for resale 300,000 of their shares. Assuming that such directors and officers sell their 300,000 shares, they will still own 2,700,000 shares of common stock representing approximately 76.3% of our outstanding shares. As a result, they will have substantial influence over our operations and can effect certain corporate transactions without further shareholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

We anticipate the need to sell additional treasury shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

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

There has been no change in our securities during the quarter ended July 31, 2007.

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

PATTERSON BROOKE RESOURCES INC.
(Registrant)

Date: August 22, 2007	B. GORDON BROOKE
Chief Executive Officer, President and Director

Date: August 22, 2007	DAVID MOORE
Chief Financial Officer, Chief Accounting Officer, Secretary and Director