Form 10KSB
period 2007-10-31
Patterson Brooke Resources Inc.
filed 2008-01-14
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended October 31, 2007

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission File Number 333-139797

PATTERSON BROOKE RESOURCES INC.
(Exact name of Company as specified in charter)

Nevada	98-0505768
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

Unit 21 - 2386 Haines Road Mississauga, Ontario, Canada,	L4Y 1Y6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 1-416-819-3795

Securities registered pursuant to section 12 (b) of the Act:

Title of each share None	Name of each exchange on which registered None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Patterson was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Patterson’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

State issuer’s revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by nonaffiliates of Patterson. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at December 31, 2007, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of December 31, 2007, Patterson has 3,538,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS
History and Organization

We were incorporated in the State of Nevada on June 28, 2006 and established a fiscal year end of October 31. We do not have any subsidiaries, affiliated companies or joint venture partners.
We are a start-up, pre-exploration stage company engaged in the search for gold and related minerals and have not generated any operating revenues since inception. Our sole mineral property, the Alice Claim, is located in the Northwest Territories (“NWT”), Canada.

Our administrative office is located at # 21 - 2386 Haines Road, Mississauga, Ontario, Canada, L4Y 1Y6. Our telephone number is (416) 819-3795 and our fax number is (905) 272-9317.

We have incurred losses since inception and we must raise additional capital to fund our operations. There is no assurance we will be able to raise this capital.

Our sole holding is a 100% interest in the Alice Claim located in NWT, Canada, subject to a 1% net smelter royalty, in favor of the vendor, Mr. Max Braden, on any production of commercial minerals that may be generated from the Alice Claim. Patterson Brooke acquired the Alice Claim for the sum of $1,000 from Mr. Braden, an unrelated third party prospector. Although we are in possession of a signed, registered Transfer of Mineral Claim transferring all right, title and interest in the Alice Claim to us, title remains recorded in the name of Max Braden. That is because we do not wish to incur the cost of acquiring a Prospectors License from the NWT and registering the Company in the NWT, both of which we must do in order to record title to the Alice Claim in our name. There is no cost to us using Mr. Braden’s Prospectors License to hold the Alice Claim.

We own no property other than the Alice Claim.

There is no assurance that a commercially viable mineral deposit, a reserve, exists at our mineral claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility. Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not currently have and may never be able to raise.

There is substantial doubt that we can continue as an ongoing business for the next twelve months and we will have to suspend or cease operations within the next twelve months unless we raise sufficient money to cover all our expected expenses; estimated to be $21,934.

The property we intend to explore may not contain any mineral reserves and therefore, any investment in this offering may be lost.

At the present, we have no employees and only two officers and directors, each of whom plan to devote only 4-5 hours per week to our operations.

Patterson is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-KSB and Form 10-QSB.

The shareholders may read and copy any material filed by Patterson with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Patterson has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov. We have no website at this time.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of Patterson and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Patterson presently has minimal day-to-day operations; consisting mainly of maintaining the Alice claim in good standing and preparing the reports filed with the SEC as required.

Risk Factors

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Patterson contained in this Form 10K-SB, you should consider many important factors in determining whether to purchase the shares being offered. The following risk factors reflect the potential and substantial material risks in being a shareholder of our company.

Risks Associated with our Company:

Our liquidity, and thus our ability to continue to operate depends upon the continuing willingness of our President, who is also our controlling stockholder, to finance the Company’s operations.

We are financing our continuing operations with cash loaned to us by our President. To date our President has loaned us $20,000 in addition to paying $1,617 in invoices paid to Patterson. He has agreed to advance a further $20,000 when Patterson requires it. Without these loan advances we would be forced to go out of business. He agreed to the suspension of payment of his monthly management fee of $1,000 after June 2007 payment. Even if our President advances a further $20,000 and with the suspension of his monthly management fee, we expect our cash resources to satisfy our needs to only to December 31, 2007. We will have to raise additional funds in the next twelve months to satisfy our cash requirements.

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

We have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to October 31, 2007, the date of this Form 10K-SB is $65,420. Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our sole property, the Alice Claim, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely.

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

Because our officers and directors are inexperienced with exploring for minerals and starting, and operating a mineral exploration company, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property. Our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our exploration, earnings and ultimate financial success could suffer irreparable harm due to certain of management's lack of experience in this industry. Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like Patterson Brooke. Unless our two part time officers are willing to spend more time addressing these matters, we will have to hire professionals to undertake these filing requirements for Patterson Brooke and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether.

If we don't raise additional capital for on going exploration work, we will have to delay such exploration or go out of business.

We estimate that, with $40,000 in loan capital (non interest bearing, payable on demand) agreed to be advanced by our President (of which $20,000 has been advanced to date with the balance due when Patterson requires it) combined with cash raised from share issuances, we will have sufficient cash to continue operations for the remainder of 2007. Early in the new year of 2008, we will need to raise additional capital to satisfy our cash requirements for general operating expenses. In order to undertake additional exploration activity we will likewise have to raise additional capital.

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

These types of programs require substantial capital. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and our shareholders might lose their investment in Patterson.

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

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity, expected during the later part of the spring of 2008. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

We may be unable to meet property maintenance requirements or acquire necessary mining licenses and thereby lose our interest in the Alice Claim.

In order to maintain ownership of in the Alice Claim we must make an annual payment, or expend certain minimum amounts on the exploration of the mineral claim, in the amount of at least $727 ($800Cdn.) by May 24 in each year, including 2008. Our failure to make such payment or expenditures within the time required will result in the loss of our interest in the Alice Claim. Even if we do make the annual payment in lieu of doing work because we are not able to obtain the necessary licenses to conduct mining operations on the property in a timely fashion, we would realize no benefit from our expenditure to maintain title to the property.

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

Mineral exploration and development activities are inherently risky and we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of our shareholders entire investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  The Alice Claim, our sole property, does not have a known body of commercial ore. Should our mineral claim be found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of the Northwest Territories, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the Alice Claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective.

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

Risks Associated with our Share Capital:

Our officers and directors own a substantial amount of our common stock and will have substantial influence over our operations.

Our directors and officers currently own 3,000,000 shares of common stock representing approximately 84.8% of our outstanding shares. Under the effective Form SB-2 the directors and officers registered and had qualified for resale 300,000 of their shares. Assuming that such directors and officers sell their 300,000 shares, they will still own 2,700,000 shares of common stock representing approximately 76.3% of our outstanding shares. As a result, they will have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in control.

To date there has been no market for our shares even though the shares of Patterson are quoted on the OTC Bulletin Board and when, and if, a market does develop our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

To date there has been no market for our shares and when a market does develop for our shares, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

Our share price may be impacted by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations. In addition, stocks traded over the OTC Bulletin Board quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

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

FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

The FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

Foreign Currency and Exchange Rates

Our mineral property is located in Northwest Territories of Canada and costs expressed in the geological report on our mineral property are expressed in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this Form 10K-SB, Canadian Dollars have been converted into United States currency at the rate of US $0.95 being approximately equal to Cdn $1.00 or Cdn. $0.95 being approximately equal US $1.00 as at the balance sheet. During the year the conversion was taken at the date of the transaction which varied monthly.

ITEM 2. DESCRIPTION OF PROPERTY
General

We were incorporated in the State of Nevada on June 28, 2006. We are a pre-exploration stage corporation. We have only undertaken a limited exploration program on our mineral claims during the summer and fall of this year. Our claim is known as the Alice Claim located in Northwest Territories, Canada. There is no assurance that mineralized material with any commercial value exits on our property.

We do not have any ore body and have not generated any revenues from our operations.

We maintain our statutory registered agent's office at 2470 St. Rose Parkway, Suite 304, Henderson, Nevada, 89075 and our business office is located at Unit 21 - 2386 Haines Road, Mississauga, Ontario, Canada, L4Y 1Y6. Our telephone number is (416) 819-3795 and our fax number is (905-272-9317)
.
We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

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

On March 14, 2007 we formalized, in the form of a Loan Agreement, an arrangement with our President whereby he has advanced $20,000 in cash to the Company to date, and will advance a further $20,000 when Patterson requires it during the first part of 2008 in order to provide the Company with additional working capital. This loan does not bear interest and has no fixed terms of repayment although repayment may be demanded by the President.

By an agreement dated March 22, 2006 our President (who is also our controlling stockholder) agreed to suspension of payment of his monthly management fee, in the amount of $1,000, from and after the June 2007 payment. Taken together, the loan advance and suspension of payment of management fee, are expected to ensure the Company will have sufficient funds to satisfy its cash requirements to December 31, 2007.

However, in spite of the loan from our President and the suspension of the payment of his management fees, we will have to raise additional funds within the next twelve months in order to satisfy our cash requirements.

Should our President fail to advance the additional $20,000 in loan capital and/or we do not suspend payment of his monthly management fee of $1,000 from and after June 2007, we will not have sufficient funds to satisfy our cash requirements for the balance of 2007and might have to go out of business. Furthermore, if our President were to exercise his right to demand repayment of his loan we would have no funds to satisfy our cash requirements and would have to go out of business.

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

The Alice Claim, being located in a northerly latitude, and is subject to long, cold winters with snowfall accumulations. Accordingly our planned work cannot be undertaken until the late spring of 2008.

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

Regulations

Governing Laws

The mining industry in Canada operates under both federal and provincial or territorial legislation governing the exploration, development, production and decommissioning of mines. Such legislation relates to such matters as the method of acquisition and ownership of mining rights, labor, health and safety standards, royalties, mining and income taxes, exports, reclamation and rehabilitation of mines, and other matters. The mining industry in Canada is also subject to legislation at both the federal and provincial or territorial levels concerning the protection of the environment. Legislation imposes high standards on the mining industry to reduce or eliminate the effects of waste generated by extraction and processing operations and subsequently deposited on the ground or emitted into the air or water. The design of mines and mills, and the conduct of extraction and processing operations, are subject to regulatory restrictions. The exploration, construction, development and operation of a mine, mill or refinery require compliance with environmental legislation and regulatory reviews, and the obtaining of land use and other permits, water licenses and similar authorizations from various governmental agencies. Legislation is in place for lands under federal jurisdiction or located in certain provinces and territories that provide for the preparation of costly environmental impact assessment reports prior to the commencement of any mining operations. These reports require a detailed technical and scientific assessment as well as a prediction of the impact on the environment of proposed mine exploration and development.

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

Subcontractors

We will be using for our exploration activities subcontractors for manual labor and will continue to do so during the exploration work schedule in the spring of 2008.

Employees and Employment Agreements

At present, we have no full-time employees. Our officers and directors will each devote time to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties but because of their inexperience with exploration, they will hire qualified persons to perform the surveying, geology, engineering, exploration, and excavating of the property. As of this date, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

Investment Policies

The Company does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by the Company. Presently the Company does not have any excess funds to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Patterson is a party or to which its property is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the current year, no matters were brought before the securities holders for voted thereon.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

To date we have not held an Annual General Meeting of our Stockholders but do intend to do so within the near future. We are a public trading company recently quoted on the OTC Bulletin Board.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of our prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, pre-exploration stage company. We have a limited operating history and have not yet generated or realized any revenues from our activities. We have yet to undertake any exploration activity on our sole property, the Alice Claim. As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our operations. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals, if ever. Accordingly, we must raise cash from sources other than the sale of minerals found on the Alice Claim. Apart from the remaining loan advances totaling $20,000 due from our President (who is also our controlling stockholder) in the early part of 2008, and our President’s agreement to the suspension of his monthly management fee of $1,000 after June 2007, our only other source of cash at this time is investment by others in the Company.

We must raise additional cash to implement further exploration work on the Alice Claim and stay in business.

Since our business activity is related solely to the exploration and evaluation of the Alice Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As at October 31, 2007, we had working capital deficit of $31,520 which includes $21,617 owed to our President. Even with the additional advance of $20,000 from our President our working capital will still be in a deficit position. We will have to search for other sources of cash in order to eliminate the working capital deficit situation. The directors have not yet address this situation but will have to do so early in 2008.

Our future financial success will be dependent on the success of the exploration work on the Alice Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in Canada and foreign exchange rates.

Liquidity and Capital Resources

Since inception to the date of this Form 10-KSB we have raised capital through (i) private placements of common stock aggregating $29,900, and (ii) non interest bearing demand loan from our President (who is also our controlling stockholder), in the amount of $20,000 and by our President personally paying some of the expenses of the company in the amount of $1,617. As mentioned above, even with the additional $20,000 advancement from our President we will still be in a working capital deficit.

As of October 31, 2007 our total assets were $2,864 and our total liabilities were $34,293 including $21,617 to our President.

Our capital commitments for the next twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program are estimated as follows:

Expenses	Amount	Description

Accounting	$ 3,750
    Fees to the independent accountant for preparing the quarterly for January 31, April 30 and July 31, 2008 and annual working papers for the financial statements for the calendar year ended October 31, 2008.

Audit	4,000	Review of the quarterly financial statements for January 31, April 30 and July 31, 2008 and audit of the annual financial statements for the year ended October 31, 2008.
Bank charges	456	The TD Canada Trust charges a flat fee of CDN$40 per month.
Edgarzing fees	1,000	Filing various Form 10-QSBs and 10-KSB with the SEC
Exploration	17,500	Per MacDonald report
Filing fees	225	Annual fee to the Secretary of State for Nevada
Office	500	Photocopying, delivery and fax expenses
Rent	3,600	At $300 per month is paid for the use of a office space used by our President.
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	$ 32,031

Since our initial share issuances, the Company has been unable to raise cash from any source other than loan advances from our President and controlling stockholder. Our total requirements for cash over the next twelve months is summarized below:

Cash requirements over the next twelve months as determined above	$ 32,031
Add: Accounts payable to third parties	12,767
44,798
Deduct: Cash on hand as at October 31, 2007	(2,864)
Advances from President in early 2008	(20,000)
Estimated cash requirements for the next twelve months	$ 21,934

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the Alice Claim through joint venture arrangement or even the sale of part of the Alice Claim. Neither of these avenues has been pursued as of the date of this prospectus.

Our engineer has recommended an exploration program for the Alice Claim. However, even if the results of this work suggest further exploration work is warranted, we do not presently have the requisite funds and so will be unable to complete anything beyond the exploration work recommended in the MacDonald Report until we raise more money or find a joint venture partner to complete the exploration work. If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond the exploration program recommended by our engineer. If we are unable to finance additional exploration activities, we do not know what we will do and we do not have any plans to do anything else.

We do not intend to hire any employees at this time. All of the work on the Alice Claim will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for supervision, surveying, exploration, and excavation. We may engage a geologist to assist in evaluating the information derived from the exploration and excavation including advising us on the economic feasibility of removing any mineralized material we may discover.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are a pre-exploration stage company and have not generated any revenues from our exploration activities. Further, we have not generated any revenues since our formation on June 28, 2006. We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must invest into the exploration of our property before we start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Results of Operations - Twelve Months ended October 31, 2007.

For the period from June 28, 2006 (date of inception) to October 31, 2007, we had a net loss of $65,420. This represents a net loss of $0.02 per share for the period based on a weighted average number of shares outstanding of 3,538,000. We have not generated any revenue from operations since inception. Our loss to date represents various expenses incurred with organizing the company, undertaking audits, exploration expenses, paying management fees, general office expenses, consulting and legal fees for preparation of the Form SB-2, rent and edgarizing charges which can be broken down as follows:

Expense	Inception to Oct 31, 2007	Description

Accounting and audit	$11,250	Preparation of working papers ($2,000) for submission to our independent accountants for examination and/or of the financial statements ($3,000)
Bank charges	365
Consulting	15,500	Preparation of Form SB-2 and offering memorandum
Edgarizing	4,225	Filing of Forms SB-2, 424 (b) (i), Forms 10-QSB and 10-KSB with SEC
Exploration Expenses	3,944	Consists of purchase of the Alice claims and a geological report in the amount of $2,944.
Filing fees	200	Certificate of Good Standing required by Ontario Government to open bank account
Legal	6,500	Legal expenses relating to the Form SB-2
Incorporation costs	1,084	Incorporation costs incurred for the parent and subsidiary companies.
Management Fees	12,000	Other than $4,000 the balance was paid in cash to our President since inception.
Office and general	3,865	General office expenses.
Rent	3,900	The directors approved $300 per month payable to B. Gordon Brooke for the use of his residence as an office for the Company.
Transfer Agent Fees	2,587	Annual fees paid to transfer agent and for other services provided by them.
Total expenses	$ 65,420

Our Planned Exploration Program

We must conduct exploration to determine what amounts of minerals exist on the Alice Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Our anticipated exploration costs on the Alice Claim during the later spring of 2008 are approximately $17,500. This figure represents the anticipated cost to us of completing work recommended in the MacDonald Report. Should the results of this work be sufficiently encouraging to justify our undertaking additional work, in order to undertake any such additional exploration work, we will have to raise additional investment capital as our remaining available capital is fully committed to ongoing administrative expenses of the Company. We will have to raise additional funds within the next twelve months in order to satisfy our ongoing cash requirements and finance any further work on the Alice Claim.

Balance Sheet

Total cash and cash equivalents, as at October 31, 2007 was $2,864. Our working capital deficiency as at October 31, 2007 was $21,480.

The working capital deficiency is due to a lack of cash to offset the amount owed to both third party creditors, being $12,767 and our President, being $21,617.

Total shareholders’ deficiency as at October 31, 2007 is $65,420. Total shares outstanding, as at October 31, 2007, was 3,538,000.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in the ‘Risk Factors’ section noted above.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of the date of this Form 10-KSB we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of Patterson are included following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended October 31, 2007 and through the subsequent period to, to the best of Patterson's knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A - CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

Patterson’s Chief Executive Officer and it Chief Financial Officer, after evaluating the effectiveness of Patterson’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a 14(c) and 15d 14 (c) as of the date within 90 days of the filing of this annual report on Form 10-KSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Patterson’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls

There were no significant changes in Patterson’s internal controls or in other factors that could significantly affect Patterson’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 111

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

B. Gordon Brooke 115 Angelene Street, Mississauga, Ontario, Canada, L5G 1X1	Chief Executive, Officer, President and Director (1)	62

David A. Moore 22 Moutray Street Toronto, Ontario, Canada, M6K 1W2	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	52

(1)	B. Gordon Brooke was appointed a director on June 28, 2006 and President and Principal Executive Officer on July 7, 2006.

(2)	David Moore became a director and was appointed Secretary Treasurer and Chief Financial Officer on July 7, 2006.

Background of officers and directors

B. GORDON BROOKE our President, Chief Executive Officer and a Director of the Company is qualified as a Chartered Accountant with over 40 years of experience. He has not practiced as a Chartered Accountant since leaving Deloitte Haskins & Sells in 1972, preferring to function as an independent financial consultant. In that capacity Mr. Brooke has held a variety of positions from assistant to the CFO of multi-national companies (where his duties included preparation of monthly and annual financial reporting packages for all subsidiaries including corporate tax returns, preparation of all required audit working papers and complete audit files for all subsidiaries, responsibilities for internal control systems for all operating subsidiaries) to developing business and financial plans, providing financial statement preparation, tax filings and general accounting services to a wide range of business including investment companies, manufacturing companies and steel fabricators. Since 2001 Mr. Brooke has confined his practice to providing financial consulting services to Snack Crafters Inc., a Toronto, Ontario based manufacturer of cereal bars, baked goods and other ‘snack foods’ sold to a number of major Canadian retailers. His responsibilities include preparation of business plans, servicing as an interim accountant providing accounting services, preparation of financial statements on a non-audit basis, corporate tax returns and assisting the company in its reorganization and restructuring. Mr. Brooke serves as Chief Financial Officer, Chief Accounting Officer and a director of Standard Capital Corporation (“Standard”), a company also involved in the mineral exploration business. Mr. Brooke became a director of Standard, as well as its Chief Accounting Officer, on February 20, 2004. He was appointed Standard’s Chief Financial Officer on June 25, 2005. See “Conflict of Interest” page 24

DAVID MOORE, our Secretary Treasurer and a director of the Company, spent his early career in the retail music business working for a variety of retail chains in Ontario followed by over a decade in the investment business as a stock broker and financial planner with a number of firms in Toronto, Ontario. Since 1991 Mr. Moore has been self-employed running his own desk top publishing and digital services bureau. Among other things Mr. Moore provides web site design, implementation and hosting services to his clients.

Neither of our officers and directors work full time for our company. B. Gordon Brooke spends approximately 24 hours a month on administrative and accounting matters. With recent work on the private placement of our common stock, this Registration Statement and because the Company intends to seek a quotation on the OTCBB in the near future Mr. Brooke’s time on Company affairs is expected to continue at this pace for the foreseeable future. As Secretary Treasurer, David Moore spends approximately 16 hours per month on corporate matters.

Board of Directors Audit Committee

Below is a description of the Audit Committee of the Board of Directors. The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of B. Gordon Brooke our President and Chairman of the audit committee, and David Moore our Chief Financial Officer and Secretary Treasurer. By virtue of his designation as a Chartered Accountant, as well as his extensive work experience as a financial consultant, Mr. Brooke can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B.

Apart from the Audit Committee, the Company has no other Board committees.

Conflicts of Interest

Apart from B. Gordon Brooke, who is a director and officer of Standard Capital Corporation, a company involved in the mineral exploration business and registered under the Securities and Exchange Act of 1934, none of our officers and directors is a director or officer of any other company involved in the mining industry. However there can be no assurance such involvement will not occur in the future. Such present and potential future, involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to Patterson Brooke and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted, on October 31, 2006, a Code of Business Conduct and Ethics. Patterson Brooke’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Patterson Brooke and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

Significant Employees

We have no paid employees as such. Our Officers and Directors fulfill many functions that would otherwise require Patterson Brooke to hire employees or outside consultants.

We will have to engage the services of certain consultants to assist in the exploration of the Alice Claim. In particular we will engage a professional geologist on a consulting basis, together with any assistant(s) such geologist will responsible for hiring and supervising, to conduct our planned exploration work for the Alice Claim. These individuals will be responsible for the completion of the geological work on our claim and, therefore, will be an integral part of our operations although they will not be considered employees either on a full time or part time basis. This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required. We have not identified any individual who would work as a consultant for us.

Family Relationships

Our President and our Chief Financial Officer and Secretary Treasurer are unrelated.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, during the past five years, none of our directors or executive officers:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii) engaging in any type of business practice; or
(iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16 (a) of the Exchange Act

Patterson knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of Patterson registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, Patterson knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

As at October 31, 2007, none of the directors and officers had filed any reports required pursuant to Section 16 (a).

ITEM 10. EXECUTIVE COMPENSATION
Cash Compensation

Executive compensation paid since inception to and including October 1, 2007 is set forth in the following summary:

Summary Compensation Table
                            Long Term Compensation
                Annual Compensation           Awards                  Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compensation ($)

B. Gordon Brooke Principal Executive Officer, President and Director	2006 2007	$2,000 $6,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

David Moore Principal Financial Officer, Secretary Treasurer and Director	2006 2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Compensation of Directors and Officers

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Our President has received monthly, commencing November 1, 2006, the sum of $1,300 made up of a management fee of $1,000 and, a rent allowance of $ 300 (for providing an office for the Company). However, because our Company has limited working capital, by an agreement between the Company and our President dated March 22, 2007, Mr. Brooke agreed to the suspension of the payment of his monthly management fee after June 2007. Thereafter Mr. Brooke will not be paid his management fee, including any arrears of the fees that may have accumulated while payment thereof was suspended, unless and until the Principal Financial Officer of the Company determines the Company has sufficient cash to defray all of the Company’s other budgeted expenses for a period of at least six months from the date of such determination. For accounting purpose the Company has given recognition to a management fee for the months of July to October inclusive by charging expenses and crediting Capital in Excess of Par Value for $1,000 per month resulting in a total charge for the period being $4,000.

No other director or officer receives any compensation.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Other Compensation

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from Patterson, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with Patterson or its subsidiaries, or any change in control of Patterson, or a change in the person’s responsibilities following a change in control of Patterson.

Indemnification

Nevada Revised Statutes 78.037 provides that Articles of Incorporation can contain provisions which eliminate or limit the personal liability of our officers and directors and even stockholders for damages for breach of fiduciary duty, but a corporation cannot eliminate or limit a director’s or officer’s liability for acts or failure to act which are based on intentional misconduct, fraud, or a willful violation of law. Our Articles of Incorporation provides that a director or officer is not personally liable to us or our shareholders for damages for any breach of fiduciary duty as a director or officer, except for liability for (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of distribution in violation of Nevada Revised Statures, 78.300.

Additionally, our By-laws provide that we will indemnify our officers and directors to the fullest extent permitted by the Nevada Revised Statutes, provided the officer or director acts in good faith and in a manner which he or she reasonably believes to be in or not opposed to Patterson Brooke’s best interest, and with respect to any criminal matter, had no reasonable cause to believe that his or her conduct was unlawful. Our By-laws also provide that, to the fullest extent permitted by Section 78.751 of the Nevada Revised Statutes, we will pay the expenses of our officers and directors incurred in defending a civil or criminal action, suit or proceeding, as they are incurred and in advance of the final disposition of the matter, upon receipt of an undertaking acceptable to the Board of Directors for the repayment of such advances if it is ultimately determined by a court of competent jurisdiction that the officer or director is not entitled to be indemnified.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934 or the Rules and Regulations of the Securities and Exchange Commission thereunder may be permitted under said indemnification provisions of the law, or otherwise, Patterson Brooke has been advised that, in the opinion of the Securities and Exchange Commission, any such indemnification is against public policy and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as at October 31, 2007, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	B. Gordon Brooke 115 Argelene Street, Mississauga, Ontario, Canada, L5G 1X1	2,000,000	56.53%
Common Stock	David Moore 22 Moutray, Ontario, Canada, M6K 1W2	1,000,000	28.26%

Common Stock	Directors and Officers as a Group (2 persons)	3,000,000	84.79%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

Future Sales by Existing Shareholders

As of October 31, 2007, there are a total of 3,538,000 shares of our common stock issued and outstanding. Under the effective Form SB-2, Patterson qualified for trading 838,000 restricted shares, being 23.68 % of our issued shares leaving 2,700,000 shares being 76.32% of our shares, as ‘restricted shares’ under Rule 144:

B. Gordon Brooke	1,800,000 shares
David Moore	900,000 shares
Total restricted shares	2,700,000 shares

Under Rule 144, restricted shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

Patterson Brooke does not have any securities that are convertible into common stock.

Description of Securities

Our authorized capital consists of 200,000,000 shares of common stock, par value $0.001 per share, of which 3,538,000 shares are presently issued and outstanding.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all Meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

Non-Cumulative Voting.

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Dividend Policy

As of the date of this prospectus we have not paid any cash dividends to stockholders. The declaration of any future cash dividends will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions. It is our present intention not to pay any cash dividends in the near future.

Transfer Agent

We have engaged the services of Empire Stock Transfer Inc., 2470 St. Rose Parkway, Suite 304, Henderson, Nevada, USA, 89075, to act as transfer and registrar.

Holders

Including its two officers and directors, Patterson Brooke has 37 shareholders as at the date of this prospectus.

CERTAIN TRANSACTIONS

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest, except as follows:

On October 17, 2006 Patterson Brooke issued to (i) our President, Principal Executive Officer and Director, B. Gordon Brooke, 2,000,000 shares at the price of $0.001 per share for total consideration of $2,000; and (ii) our Principal Financial Officer, Secretary-Treasurer and a director, David Moore, 1,000,000 shares at the price of $0.001 per share for total consideration of $1,000.

The shares issued to Messrs. Brooke and Moore were in consideration of their agreeing to take the initiative in developing and implementing the business plan of the Company, including, among other things, providing the initial seed capital to allow the Company to engage a professional geologist to assist in identifying a mineral prospect considered worthy of exploration, identifying investors and arranging for the initial private placement to enable the Company to implement its business plan.

As at October 31, 2006, B. Gordon Brooke had received no money from the Company. Starting November 1st, 2006 Mr. Brooke began receiving a monthly management fee of $1,000 plus $300 monthly for providing office space for the Company. The management fee payments were terminated as at the end of June 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Patterson and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which Patterson was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by Patterson to own of record or beneficially more than 5% of any class of Patterson’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of Patterson’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which Patterson was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Patterson to own of record or beneficially more than 5% of the common shares of Patterson’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

Patterson does not have promoters and has no transactions with any promoters.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a) (1)  Financial Statements.

The following financial statements are included in this report:

(a) (2) Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

1.1	Certificate of Incorporation (incorporated by reference from Patterson’s Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797

1.2	Articles of Incorporation (incorporated by reference from Patterson’s Registration Statement on Form SB-2 filed on January 4, 2007; Registration No. 333-139797

1.3	By-laws (incorporated by reference from Patterson’s Registration Statement on Form SB-2 filed on January 4, 2007; Registration No. 333-139797

4	Stock Specimen Certificate (incorporated by reference from Patterson’s Registration Statement on Form SB-2 filed on January 4, 2007;Registration No. 333-139797

1.10	Transfer Agent and Registrar Agreement (incorporated by reference from Patterson’s Registration Statement on Form SB-2 filed on January 4, 2007;Registration No. 333-139797

(b) Reports on Form 8-K

None during the current year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
(1) Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Patterson’s annual financial statements and the review included in Patterson’s Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $6,500.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Patterson’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was NIL.

(4) All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5) Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Patterson to make any pre-approval policies meaningful. Once Patterson has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6) Audit hours incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Patterson’s internal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON BROOKE RESOURCES, INC.
(Registrant)
By: B. GORDON BROOKE
B. Gordon Brooke
Chief Executive Officer,
President and Director

January 12, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By: B. GORDON BROOKE
B. Gordon Brooke
Chief Executive Officer,
President and Director

January 12, 2008

By: DAVID MOORE
David Moore
Chief Accounting Officer,
Chief Financial Officer and Director

January 12, 2008

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

Board of Directors
Patterson Brooke Resources Inc.
Mississauga, Ontario, Canada
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balances sheet of Patterson Brooke Resources Inc. (pre-exploration stage company) at October 31, 2007 and 2006, and the statement of operations, stockholders' equity, and cash flows for the year ended October 31, 2007 and 2006 and for the period June 28, 2006 (date of inception) to October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patterson Brooke Resources Inc. October 31, 2007 and 2006, and the results of operations, and cash flows for the year ended October 31, 2007 and the period from June 28, 2006 (date of inception) to October 31, 2006 and the period June 28, 2006 (date of inception) to October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah      /s/ “Madsen & Associates, CPA’s Inc.”
January 12, 2008

PATTERSON BROOKE RESOURCES INC.
(A Pre-exploration Stage Company)
Balance Sheets

	October 31, 2007	October 31, 2006
ASSETS

CURRENT ASSETS

Cash	$ 2,864	$ 29,899

Total Current Assets	$ 2,864	$ 29,899

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$ 12,767	$ 7,780
Indebtedness to related parties (Note 4)	21,617	1,858
Total current liabilities	34,384	9,638

SHAREHOLDERS’ (DEFICIENCY) EQUITY

200,000,000 common shares authorized, at $0.001 par value 3,538,000 shares issued and outstanding	3,538	3,538
Capital in excess of par value	30,362	26,362
Deficit accumulated during the pre-exploration stage	(65,420)	(9,639)

Total Shareholders’ (Deficiency) Equity	(31,520)	20,261

	$ 2,864	$ 29,899

The accompanying notes are an integral part of these financial statements.

PATTERSON BROOKE RESOURCES INC.
(A Pre-exploration Stage Company)
Statement of Operations
For the years ended October 31, 2007 and for the period from June 28, 2006 (date of inception) to October 31, 2006 and for the period from June 28, 2006 (date of inception) to October 31, 2007

	October 31, 2007	June 28, 2006 to Oct. 31, 2006	June 23, 2006 to Oct. 31, 2007

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration costs	-	3,944	3,944
Administrative	55,781	5,695	61,476

NET LOSS FROM OPERATIONS	$ (55,781)	$ (9,639)	$ (65,420)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.03)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	3,538,000	1,295,000

The accompanying notes are an integral part of these financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period  June 28, 2006 (date of inception) to October 31, 2007

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance June 28, 2006 (date of inception)	-	$ -	$ -	$ -

Issuance of common shares for cash at $0.001 - October 17, 2006	3,000,000	3,000	-	-

Issuance of common shares for cash at $0.05 - October 31, 2006	538,000	538	26,362	-

Net operating loss for the period ended October 31, 2006	-	-	-	(9,639)

Capital contributions - expenses	-	-	4,000	-

Net operating loss for the period ended October 31, 2007	-	-	-	(55,781)

Balance, October 31, 2007	3,538,000	$ 3,538	$ 30,362	$ (65,420)

The accompanying notes are an integral part of these financial statements

PATTERSON BROOKE RESOURCES INC.
(A Pre-exploration Stage Company)
            Statement of Cash Flows
For the years ended October 31, 2007 and for the period from June 28, 2006 (date of inception) to October 31, 2006 and for the period from June 28, 2006 (date of inception) to October 31, 2007

	October 31, 2007	October 31, 2006	June 28, 2006 (date of inception) to October 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (55,781)	$(9,639)	$ (65,420)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions - expenses	4,000	-	4,000
Changes in accounts payable	4,987	7,780	12,767

Net Cash Provided (Used) in Operations	(46,794)	(1,859)	(48,653)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from loan from related party	19,759	1,858	21,617

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	29,900	29,900

Net (Decrease) Increase in Cash	(27,035)	29,899	2,864

Cash at Beginning of Year	29,899	-	-

CASH AT END OF YEAR	$ 2,864	$ 29,899	$ 2,864

The accompanying notes are an integral part of these financial statements.

PATTERSON BROOKE RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2007

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

On October 31, 2007, the Company had a net operating loss carry forward of $65,420. The tax benefit of approximately $19,600 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2027.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

October 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

October 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The claims have not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at October 31, 2007, officers-directors had acquired 85% of the common capital stock issued, and have made no interest, demand loans of $21,617.

5.	CAPITAL STOCK

The Company has completed one Private Placement offering of 3,000,000 shares of its capital stock for $3,000. In addition, the Company has completed an Offering Memorandum whereby 538,000 common shares were subscribed for at a price of $0.05 per share for $26,900.

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