Form 10QSB
period 2008-01-31
Patterson Brooke Resources Inc.
filed 2008-02-12
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2008

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

February 15, 2008:  3,538,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Paterson Brooke Resources Inc. (a pre-exploration stage company) at January 31, 2008 (with comparative figures as at October 31, 2007) and the statement of operations for the three months ended January 31, 2008 and 2007 and for the period from June 28, 2006 (date of inception) to January 31, 2008 and the statement of cash flows for the three months ended January 31, 2008 and 2007 and for the period from June 28, 2006 (date of inception) to January 31, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended January 31, 2008 are not necessarily indicative of the results that can be expected for the year ending October 31, 2008.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)

BALANCE SHEETS

(Unaudited - Prepared by Management)

	January 31, 2008 (Unaudited)	October 31, 2007 (Audited)

ASSETS

CURRENT ASSETS

Cash	$ 1,054	$ 2,864

Total Current Assets	$ 1,054	$ 2,864

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable - related parties	$ 25,586	$ 21,617
Accounts payable	10,960	12,767

Total Current Liabilities	36,546	34,384

STOCKHOLDERS’ DEFICIENCY

Common Stock
200,000,000 shares authorized, at $0.001 par value 3,538,000 shares issued and outstanding	3,538	3,538

Capital in excess of par value	33,362	30,362

Deficit accumulated during the pre-exploration stage	(72,392)	(65,420)

Total Stockholders’ Deficiency	(35,492)	(31,520)

	$ 1,054	$ 2,864

The accompanying notes are an integral part of these unaudited financial statements

PATTERSON BROOKE RESOURCES INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the three months ended January 31, 2008 and 2007 and for the period
June 28, 2006 (Date of Inception) to January 31, 2008

(Unaudited - Prepared by Management)

	Three months ended January 31, 2008	Three months ended January 31, 2007	June 28, 2006 (date of inception) to January 31, 2008

REVENUES	$ -	$ -	$ -

EXPENSES
Accounting and audit	1,250	1,250	12,500
Bank charges	60	5	426
Consulting	-	8,000	15,500
Edgarizing	125	750	4,350
Exploration expenses	-	-	1,000
Filing fees	707	200	907
Geological report	-	-	2,944
Incorporation costs	-	-	1,084
Legal	-	2,500	6,500
Management fees	3,000	3,000	15,000
Office	1,292	1,150	5,156
Rent	900	900	4,800
Transfer agent’s fees	(362)	1,912	2,225
	6,972	19,667	72,392

NET LOSS FROM OPERATIONS	$ (6,972)	$ (19,667)	$ (72,392)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	3,538,000	3,538,000

The accompanying notes are an integral part of these unaudited financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the three months ended January 31, 2008 and 2007 and the period June 28, 2006 (Date of Inception) to January 31, 2008

(Unaudited - Prepared by Management)

	For the three months ended January 31, 2008	For the three months ended January 31, 2007	From June 28, 2006 (date of inception) to January 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (6,972)	$ (19,667)	$ (72,392)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable	(1,807)	(3,606)	10,960
Contributed capital - expenses	3,000	-	7,000

Net Change in Cash from Operations	(5,779)	(23,273)	(54,432)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances from related parties	3,969	(666)	25,586

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	29,900

Net Increase in Cash	(1,810)	(23,939)	1,054

Cash at Beginning of Period	2,864	29,899	-

CASH AT END OF PERIOD	$ 1,054	$ 5,960	$ 1,054

The accompanying notes are an integral part of these unaudited financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008

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

On January 31, 2008, the Company had a net operating loss carry forward of $72,392. The tax benefit of approximately $21,700 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2014 through 2028.

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

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008

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
January 31, 2008

(Unaudited - Prepared by Management)

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at January 31, 2008, officers-directors had acquired 85% of the common capital stock issued, and have made no interest, demand loans of $25,586.

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

LIQUIDITY AND CAPITAL RESOURCES

Patterson has had no revenue since inception and its accumulated deficit is $72,392. To date, the growth of Patterson has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Alice claim in good standing.

The plan of operations during the next twelve months is for us to maintain the Alice claim in good standing with the Yukon Government and meet our filing requirements. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $44,085 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,750), work undertaken by the independent accountant ($4,000), Edgar fees ($1,000), filing fees to maintain Patterson in good standing with the State of Nevada and payment to our registrant ($275), exploration activities on the Alice claim (estimated at $17,500), rent ($3,600), office and miscellaneous ($2,000), payments to the transfer agent ($1,000) and payment to third party creditors in the amount of $10,960. At present, we do not have sufficient funds to pay for future expenses and eliminate accounts payable but our director has indicated he is willing to lend a total of $40,000 to the Company to meet the above noted expenses and has signed a Loan Agreement to this effect. A total of $30,000 has already been advanced to date.

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

On March 14, 2007 we formalized, in the form of a Loan Agreement, an arrangement with our President whereby he has advanced $30,000 in cash to the Company to date, and will advance a further $10,000 during the next quarter, if required, in order to provide the Company with additional working capital. This loan does not bear interest and has no fixed terms of repayment although repayment may be demanded by the President.

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

The Alice Claim, being located in a northerly latitude, is subject to long, cold winters with snowfall accumulations. Accordingly our planned work can not be undertaken until the summer 2008.

We intend to finance this work with a combination of cash on hand together with additional loan capital to be advanced by our President (who is also our controlling stockholder). To date our President has advanced $30,000 to the Company and he has agreed to advance an additional $10,000 during the next quarter, if required at that time.

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

We are financing our continuing operations with cash loaned to us by our President. To date our President has loaned us $30,000. He has agreed to advance a further $10,000 during the next quarter, if required. Without these loan advances we would be forced to go out of business. Even if our President advances a further $10,000 during the next quarter, if required, we expect our cash resources to satisfy our needs only to the summer of 2008. We will have to raise additional funds in the next twelve months to satisfy our cash requirements.

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

We have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to January 31, 2008, the date of our most quarterly period, is $72,392. Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We estimate that, with $40,000 in loan capital (non interest bearing, payable on demand) agreed to be advanced by our President (of which $30,000 has been advanced to date with the balance due during the next quarter, if required) combined with any cash raised from the future share issuances, we will have sufficient cash to continue operations until the summer of 2008 provided we carry out only the limited early stage exploration activity recommended by our engineer at an estimated cost of $17,500. We are in the pre-exploration stage. By no later than the end of 2008, being less than twelve months from now, we will need to raise additional capital to satisfy our cash requirements for general operating expenses. In order to undertake additional exploration activity we will likewise have to raise additional capital.

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

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity, expected during the summer of 2008. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

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

In addition, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations. In addition, stocks traded over the OTCBB are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

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

PATTERSON BROOKE RESOURCES INC.
(Registrant)

Date: February 11, 2008	B. GORDON BROOKE
Chief Executive Officer, President and Director

Date: February 11, 2008	DAVID MOORE
Chief Financial Officer, Chief Accounting Officer, Secretary and Director