Form 10QSB
period 2008-06-10
Patterson Brooke Resources Inc.
filed 2008-06-10
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2008

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

Unit 21 – 2386 Haines Road, Mississauga, Ontario, Canada, L4Y 1Y6
(Address of principal executive offices)

1-416-819-3795
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ]   No   [ X ]

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

May 31, 2008:                                88,450,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Paterson Brooke Resources Inc. (a pre-exploration stage company) at April 30, 2008 (with comparative figures as at October 31, 2007) and the statement of operations for the three and six months ended April 30, 2008 and 2007 and for the period from June 28, 2006 (date of inception) to April 30, 2008 and the statement of cash flows for the six months ended April 30, 2008 and 2007 and for the period from June 28, 2006 (date of inception) to April 30, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2008 are not necessarily indicative of the results that can be expected for the year ending October 31, 2008.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)

BALANCE SHEETS

(Unaudited – Prepared by Management)

	April 30, 2008 (Unaudited)	October 31, 2007 (Audited)

ASSETS

CURRENT ASSETS

Cash	$ 2,498	$ 2,864

Total Current Assets	$ 2,498	$ 2,864

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable - related parties	$ 36,188	$ 21,617
Accounts payable	11,835	12,767

Total Current Liabilites	48,023	34,384

STOCKHOLDERS’ DEFICIENCY

Common Stock
600,000,000 shares authorized, at $0.001 par value 88,450,000 shares issued and outstanding	88,450	3,538

Capital in excess of par value	(48,550)	30,362

Deficit accumulated during the pre-exploration stage	(85,425)	(65,420)

Total Stockholders’ Deficiency	(45,525)	(31,520)

	$ 2,498	$ 2,864

The accompanying notes are an integral part of these unaudited financial statements

PATTERSON BROOKE RESOURCES INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS
For the three and six months ended April 30, 2008 and 2007 and for the period
June 28, 2006 (Date of Inception) to April 30, 2008

(Unaudited – Prepared by Management)

	Three months ended April 30, 2008	Three months ended April 30, 2007	Six months ended April 30, 2008	Six months ended April 30, 2007	June 28, 2006 (date of inception) to April 30, 2008

REVENUES	$ -	$ _____-	$ -	$ -	$ -

EXPENSES
Accounting and audit	1,250	1,250	2,500	2,500	13,750
Bank charges	30	120	90	125	455
Consulting	2,000	7,500	2,000	15,500	17,500
Edgarizing	125	2,000	250	2,750	4,475
Exploration expenses	-	-	-	-	1,000
Filing fees	-	-	707	200	907
Geological report	-	-	-	-	2,944
Incorporation costs	-	-	-	-	1,084
Legal	-	-	-	2,500	6,500
Management fees	3,000	3,000	6,000	6,000	18,000
Office	417	692	1,709	1,843	5,573
Rent	900	900	1,800	1,800	5,700
Transfer agent’s fees	2,612	_____-	2,250	1,912	4,837
	10,334	15,462	17,306	35,130	82,725
NET LOSS FROM OPERATIONS BEFORE INCOME TAX	(10,334)	(15,462)	(17,306)	(35,130)	(82,725)

INCOME TAX EXPENSE	(2,699)	______-	(2,699)	_______-	(2,699)

NET LOSS FROM OPERATIONS	$ (13,033)	$(15,462)	$(20,005)	$ (35,130)	$ (85,424)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	88,450,000	88,450,000	88,450,000	88,450,000

The accompanying notes are an integral part of these unaudited financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the six months ended April 30, 2008 and 2007 and the period June 28, 2006 (Date of Inception) to April 30, 2008

(Unaudited – Prepared by Management)

	For the six months ended April 30, 2008	For the six months ended April 30, 2007	From June 28, 2006 (date of inception) to April 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (20,005)	$ (35,130)	$ (85,425)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable	(932)	(488)	11,835
Contributed capital - expenses	6,000	-	10,000

Net Change in Cash from Operations	(14,937)	(35,618)	(63,590)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	14,571	19,415	36,188
Proceeds from issuance of common stock	-	-	29,900
	14,571	19,415	66,088

Net Increase in Cash	(366)	(16,203)	2,498

Cash at Beginning of Period	2,864	29,899	-

CASH AT END OF PERIOD	$ 2,498	$ 13,696	$ 2,498

The accompanying notes are an integral part of these unaudited financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

(Unaudited – Prepared by Management)

1.           ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on June 28, 2006 with the authorized common stock of 200,000,000 shares at $0.001 par value.  On the 14, 2008, the shareholders approved the increase of the authorized share capital from 200,000,000 shares at $0.001 par value to 600,000,000 shares at $0.001 par value.

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

On April 30, 2008, the Company had a net operating loss carry forward of $85,425.  The tax benefit of approximately $25,600 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2014 through 2028.

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
April 30, 2008

(Unaudited – Prepared by Management)

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

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, areconsidered by management to be their estimated fair value due to their short term maturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent account pronouncements will have a material impact of its financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

(Unaudited – Prepared by Management)

3.           ACQUISITION OF MINING CLAIMS

The Company acquired one 4 unit metric claim known as the Alice claim located 70 miles east of Yellowknife, North West Territories.  The claim is located on the east side of Sunset Lake, a widened part of the Beaulieu River and comprises approximately 200 acres.  The claim expiry date is May 24, 2008 but the Company has a grace period of 90 days in which to either pay cash in lieu of doing assessment work or actually do the work on the claim.   The amount to be incurred is $727 which will maintain the claim in good standing for a further year.

The claims has a 1% net smelter royalty associated with them payable to the vendor of the claims which will only be a factor when and if the claims are ever put into commercial production.

The claims have not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at April 30, 2008, officers-directors had acquired 85% of the common capital stock issued, and have made no interest, demand loans of $36,188.

5.	CAPITAL STOCK

The Company has completed one Regulation S offering of 3,000,000 shares of its capital stock at a price of $0.001 per share for a total consideration of $3,000.  In addition, the Company has completed an Offering Memorandum whereby 538,000 common shares were subscribed for at a price of $0.05 per share for $26,900.

On January 16, 2008, the shareholders of the Company approved a 25 to 1 forward stock split which became effective on February 14, 2008, resulting in an increase of the outstanding shares of common stock from 3,538,000 to 88,450,000.  The 88,450,000 post split common shares are shown as split from the date of inception.

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

LIQUIDITY AND CAPITAL RESOURCES

Patterson has had no revenue since inception and its accumulated deficit is $85,424.  To date, the growth of Patterson has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Alice claim in good standing.

The plan of operations during the next twelve months is for us to maintain the Alice claim in good standing with the Yukon Government and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $44,960 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,750), work undertaken by the independent accountant ($4,000), Edgar fees ($1,000), filing fees to maintain Patterson in good standing with the State of Nevada and payment to our registrant ($275), exploration activities on the Alice claim (estimated at $17,500), rent ($3,600), office and miscellaneous ($2,000), payments to the transfer agent ($1,000) and payment to third party creditors in the amount of $11,835.  At present, we do not have sufficient funds to pay for future expenses and eliminate accounts payable but our director has indicated he is willing to lend a total of $40,000 to the Company to meet the above noted expenses and has signed a Loan Agreement to this effect.  A total of $30,000 has already been advanced to date.

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

On January 16, 2008, the shareholders of the Company approved a 25 to 1 forward stock split which became effective on February 14, 2008, resulting in an increase of the outstanding shares of common stock from 3,538,000 to 88,450,000.  The 88,450,000 post split common shares are shown as split from the date of inception.

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

The Alice Claim covers an area of approximately 200 acres. The current expiry date for the Alice Claim is May 24, 2008.  To keep the property in good standing, such that the claim does not expire on the date indicated above we must (i) undertake exploration work to a value of not less than $727 ($800 CDN) on the Alice Claim before May 24, 2008, or (ii) in lieu of undertaking exploration work we may pay cash of approximately $727 ($800 CDN) to the Government of Canada.  Under the Mineral Laws of the NWT, the Company has 90 days to either perform work on the mineral claim or pay cash in lieu.  If neither is done the Company will loss the rights to the minerals on the Alice claim.   This is an annual obligation.  Failure to do either, each year, will result in the Alice Claim reverting to the Government of Canada.

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

Proposed Exploration Work – Plan of Operation

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

We intend to finance this work with a combination of cash on hand together with additional loan capital to be advanced by our President (who is also our controlling stockholder).  To date our President has advanced $33,500 to the Company and he has agreed to advance an additional $6,500 during the next quarter, if required at that time.

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

We are financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $33,500.  He has agreed to advance a further $6,500 during the next quarter, if required.  Without these loan advances we would be forced to go out of business.  Even if our President advances a further $6,500 during the next quarter, if required, we expect our cash resources to satisfy our needs only to the summer of 2008.  We will have to raise additional funds in the next twelve months to satisfy our cash requirements.

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

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to April 30, 2008, the date of our most quarterly period, is $85,425.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We estimate that, with $40,000 in loan capital (non interest bearing, payable on demand) agreed to be advanced by our President (of which $33,500 has been advanced to date with the balance due during the next quarter, if required) combined with any cash raised from the future share issuances, we will have  sufficient cash to continue operations until the summer of 2008 provided we carry out only the limited early stage exploration activity recommended by our engineer at an estimated cost of $17,500.  We are in the pre-exploration stage.  By no later than the end of 2008, being less than twelve months from now, we will need to raise additional capital to satisfy our cash requirements for general operating expenses.  In order to undertake additional exploration activity we will likewise have to raise additional capital.

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

Our directors and officers currently own 75,000,000 shares of common stock after the 25 to 1 stock split representing approximately 84.8% of our outstanding shares.  Such directors and officers have registered for resale 7,500,000 of their shares after the stock split.  Assuming that such directors and officers sell their 7,500,000 shares, they will still own 67,500,000 shares of common stock representing approximately 76.3% of our outstanding shares.  As a result, they will have substantial influence over our operations and can effect certain corporate transactions without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Patterson or is a party or to which the Alice claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no sale of our securities during the quarter ended April 30, 2008.  A 25 to 1 stock split was approved by the directors and shareholders as outlined below.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 16, 2008, the shareholders of the Company approved a 25 to 1 forward stock split, resulting in an increase of the outstanding shares of common stock from 3,538,000 to 88,450,000.  The 88,450,000 post stock split common shares are shown as split from the date of inception.

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

PATTERSON BROOKE RESOURCES INC.
(Registrant)

Date: June 10, 2008	B. GORDON BROOKE
Chief Executive Officer, President and Director

Date: June 10, 2008	DAVID MOORE
Chief Financial Officer, Chief Accounting Officer, Secretary and Director