Form 10-Q
period 2008-07-31
Patterson Brooke Resources Inc.
filed 2008-09-03
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2008

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

115 Angelene Street, Mississauga, Ontario, Canada, L5G 1X1
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

August 31, 2008:                                88,450,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at July 31, 2008 and October 31, 2007	4

	Statement of Operations For the three and nine months ended July 31, 2008 and 2007 and for the period June 28, 2006 (Date of Inception) to July 31, 2008	5

	Statement of Cash Flows For the nine months ended July 31, 2008 and 2007 and for the period June 28, 2006 (Date of Inception) to July 31, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	10

ITEM 3.	Controls and Procedures	21

PART 11.	OTHER INFORMATION	22

ITEM 1.	Legal Proceedings	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits and Reports on Form 8-K	22

	SIGNATURES.	23

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Patterson Brooke Resources Inc. (a pre-exploration stage company) at July 31, 2008 (with comparative figures as at October 31, 2007) and the statement of operations for the three and nine months ended July 31, 2008 and 2007 and for the period from June 28, 2006 (date of inception) to July 31, 2008 and the statement of cash flows for the nine months ended July 31, 2008 and 2007 and for the period from June 28, 2006 (date of inception) to July 31, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2008 are not necessarily indicative of the results that can be expected for the year ending October 31, 2008.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)

BALANCE SHEETS

(Unaudited – Prepared by Management)

	July 31, 2008 (Unaudited)	October 31, 2007 (Audited)

ASSETS

CURRENT ASSETS

Cash	$ 5,406	$ 2,864

Total Current Assets	$ 5,406	$ 2,864

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable - related parties	$ 44,272	$ 21,617
Accounts payable	13,551	12,767
Total Current Liabilities	57,823	34,384

STOCKHOLDERS’ DEFICIENCY

Common Stock
600,000,000 shares authorized, at $0.001 par value 88,450,000 shares issued and outstanding	88,450	88,450

Capital in excess of par value	(45,550)	(54,550)

Deficit accumulated during the pre-exploration stage	(95,317)	(65,420)

Total Stockholders’ Deficiency	(52,417)	(31,520)

	$ 5,406	$ 2,864

The accompanying notes are an integral part of these unaudited financial statements

PATTERSON BROOKE RESOURCES INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS
For the three and nine months ended July 31, 2008 and 2007 and for the period
June 28, 2006 (Date of Inception) to July 31, 2008

(Unaudited – Prepared by Management)

	Three months ended July 31, 2008	Three months ended July 31, 2007	Nine months ended July 31, 2008	Nine months ended July 31, 2007	June 28, 2006 (date of inception) to July 31, 2008

REVENUES	$ -	$ _____-	$ -	$ -	$ -

EXPENSES
Accounting and audit	1,250	1,250	3,750	3,750	15,000
Bank charges	36	120	126	245	492
Consulting	-	-	2,000	15,500	17,500
Edgarizing	125	1,225	375	3,975	4,600
Exploration expenses	-	-	-	-	1,000
Filing fees	340	-	1,048	200	1,248
Geological report	-	-	-	-	2,944
Incorporation costs	-	-	-	-	1,084
Legal	2,196	4,000	2,196	6,500	8,696
Management fees	3,000	3,000	9,000	9,000	21,000
Office	1,177	1,117	2,885	2,960	6,749
Rent	1,024	900	2,824	2,700	6,724
Transfer agent’s fees	744	____675	2,994	2,587	5,581
	9,892	12,287	27,198	47,417	92,618
NET LOSS FROM OPERATIONS BEFORE INCOME TAX	(9,892)	(12,287)	(27,198)	(47,417)	(92,618)

INCOME TAX EXPENSE	-	______-	(2,699)	_______-	(2,699)

NET LOSS FROM OPERATIONS	$ (9,892)	$(12,287)	$(29,897)	$ (47,417)	$ (95,317)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	88,450,000	88,450,000	88,450,000	88,450,000

The accompanying notes are an integral part of these unaudited financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended July 31, 2008 and 2007 and the period June 28, 2006 (Date of Inception) to July 31, 2008

(Unaudited – Prepared by Management)

	For the nine months ended July 31, 2008	For the nine months ended July 31, 2007	From June 28, 2006 (date of inception) to July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (29,897)	$ (47,417)	$ (95,317)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable	784	1,487	13,551
Contributed capital - expenses	9,000	1,000	13,000

Net Change in Cash from Operations	(20,113)	(44,930)	(68,766)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances from related parties	22,655	19,658	44,272

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	29,900

Net Increase in Cash	2,542	(25,272)	5,406

Cash at Beginning of Period	2,864	29,899	-

CASH AT END OF PERIOD	$ 5,406	$ 4,627	$ 5,406

The accompanying notes are an integral part of these unaudited financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008

(Unaudited – Prepared by Management)

1.           ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on June 28, 2006 with the authorized common stock of 200,000,000 shares at $0.001 par value.  On February  14, 2008, the shareholders approved the increase of the authorized share capital from 200,000,000 shares at $0.001 par value to 600,000,000 shares at $0.001 par value.

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

On July 31, 2008, the Company had a net operating loss carry forward of $95,317.  The tax benefit of approximately $28,600 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2014 through 2028.

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
July 31, 2008

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

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, areconsidered by management to be their estimated fair value due to their short termmaturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent account pronouncements will have a material impact of its financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008

(Unaudited – Prepared by Management)

3.           ACQUISITION OF MINING CLAIMS

The Company acquired one 4 unit metric claim known as the Alice claim located 70 miles east of Yellowknife, North West Territories.  The claim is located on the east side of Sunset Lake, a widened part of the Beaulieu River and comprises approximately 200 acres.  The claim expiry date is May 24, 2009 but the Company has a grace period of 90 days in which to either pay cash in lieu of doing assessment work or actually do the work on the claim.   The amount to be incurred is $727 which will maintain the claim in good standing for a further year.

The claims has a 1% net smelter royalty associated with them payable to the vendor of the claims which will only be a factor when and if the claims are ever put into commercial production.

The claims have not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at July 31, 2008, officers-directors had acquired 57% of the common capital stock issued, and have made no interest, demand loans of $44,272.

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

LIQUIDITY AND CAPITAL RESOURCES

Patterson has had no revenue since inception and its accumulated deficit is $95,317.  To date, the growth of Patterson has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Alice claim in good standing.

The plan of operations during the next twelve months is for us to maintain the Alice claim in good standing with the Yukon Government and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $47,171 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,750), work undertaken by the independent accountant ($4,000), Edgar fees ($1,000), filing fees to maintain Patterson in good standing with the State of Nevada and payment to our registrant ($275), exploration activities on the Alice claim (estimated at $17,500), rent ($4,095), office and miscellaneous ($2,000), payments to the transfer agent ($1,000) and payment to third party creditors in the amount of $13,551.  At present, we do not have sufficient funds to pay for future expenses and eliminate accounts payable but our director has indicated he is willing to lend a total of $40,000 to the Company to meet the above noted expenses and has signed a Loan Agreement to this effect.  A total of $37,500 cash has already been advanced to date.

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

On March 14, 2007 we formalized, in the form of a Loan Agreement, an arrangement with our President whereby he has advanced $20,000 in cash to the Company to date, and will advance a further $20,000 during the next quarter, if required, in order to provide the Company with additional working capital.  This loan does not bear interest and has no fixed terms of repayment although repayment may be demanded by the President. At the present date, he has advanced $37,500 cash to the Company.

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

The Alice Claim covers an area of approximately 200 acres. The current expiry date for the Alice Claim is May 24, 2009.  To keep the property in good standing, such that the claim does not expire on the date indicated above we must (i) undertake exploration work to a value of not less than $727 ($800 CDN) on the Alice Claim before May 24, 2008, or (ii) in lieu of undertaking exploration work we may pay cash of approximately $727 ($800 CDN) to the Government of Canada.  Under the Mineral Laws of the NWT, the Company has 90 days to either perform work on the mineral claim or pay cash in lieu.  If neither is done the Company will lose the rights to the minerals on the Alice claim.   This is an annual obligation.  Failure to do either, each year, will result in the Alice Claim reverting to the Government of Canada.

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

We intend to finance this work with a combination of cash on hand together with additional loan capital to be advanced by our President (who is also our controlling stockholder).  To date our President has advanced $37,500 to the Company and he has agreed to advance an additional $2,500 during the next quarter, if required at that time.

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

The Company does not foresee having to expend material amounts in order to comply with environmental laws during the exploration phase of its operations.  The Company is obligated to restore surface disturbances created by exploration.  These restoration efforts typically involve the back filling of trenches, pits, or other excavations created for purposes of exploration.

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

Forward Looking Statements

In addition to the other information contained in this Form 10-Q, it contains forward-looking statements which involve risk and uncertainties.  When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that the actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10-Q including financial statements, attachments and risk factors before considering an investment.

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

We are financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $37,500.  He has agreed to advance a further $2,500 during the next quarter, if required.  Without these loan advances we would be forced to go out of business.  Even if our President advances a further $2,500 during the next quarter, if required, we expect our cash resources to satisfy our needs only to the summer of 2008.  We will have to raise additional funds in the next twelve months to satisfy our cash requirements.

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

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to July 31, 2008, the date of our most quarterly period, is $95,317.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We estimate that, with $40,000 in loan capital (non interest bearing, payable on demand) agreed to be advanced by our President (of which $37,500 has been advanced to date with the balance due during the next quarter, if required) combined with any cash raised from the future share issuances, we will have  sufficient cash to continue operations until the summer of 2008 provided we carry out only the limited early stage exploration activity recommended by our engineer at an estimated cost of $17,500.  We are in the pre-exploration stage.  By no later than the end of 2008, being less than twelve months from now, we will need to raise additional capital to satisfy our cash requirements for general operating expenses.  In order to undertake additional exploration activity we will likewise have to raise additional capital.

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

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists.  We are a small company and do not have much capital.  We must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors beyond our control.  These factors include, but are not limited to:

●	Market prices for the minerals to be produced;
●	Costs of bringing the property into production including exploration, preparation of production feasibility studies and construction of production facilities;
●	Political climate and/or governmental regulations and controls;
●	Ongoing costs of production;
●	Availability and cost of financing; and
●	Environmental compliance regulations and restraints.

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

Our directors and officers currently own 50,000,000 shares of common stock after the 25 to 1 stock split representing approximately 57% of our outstanding shares.  Such directors and officers have registered for resale 5,000,000 of their shares after the stock split.  Assuming that such directors and officers sell their 5,000,000 shares, they will still own 45,000,000 shares of common stock representing approximately 51% of our outstanding shares.  As a result, they will have substantial influence over our operations and can effect certain corporate transactions without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Patterson’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, Patterson’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b)           Changes in Internal Controls

There were no material changes in Patterson’s internal controls or in other factors that could materially affect Patterson’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Patterson is a party or to which the Alice claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no sale of our securities during the quarter ended July 31, 2008.  A 25 to 1 stock split was approved by the directors and shareholders as outlined below.

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

PATTERSON BROOKE RESOURCES INC.
(Registrant)

Date: September 2, 2008	B. GORDON BROOKE
Chief Executive Officer, President ,
Chief Financial Officer, Secretary Treasurer
And Director