Form 10-K
period 2008-10-31
Patterson Brooke Resources Inc.
filed 2009-01-08
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended October 31, 2008

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission File Number 333-139797

PATTERSON BROOKE RESOURCES INC.
(Exact name of Company as specified in charter)

Nevada	98-0505768
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

115 Angelene Street Mississauga, Ontario, Canada	L5G 1X1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 1-416-819-3795

Securities registered pursuant to section 12 (b) of the Act:

Title of each share: None	Name of each exchange on which registered: None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Patterson’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year:	$ -0-

State the aggregate market value of the voting stock held by nonaffiliates of Patterson.  The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at October 31, 2008, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of December 29, 2008, Patterson has 88,450,000 shares of common stock issued and outstanding.

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

Our administrative office is located at 115 Angelene Street, Mississauga, Ontario, Canada, L5G 1X1.  Our telephone number is (416) 819-3795.

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

There is substantial doubt that we can continue as an ongoing business for the next twelve months and we will have to suspend or cease operations within the next twelve months unless we raise sufficient money to cover all our expected expenses; estimated to be $48,395.

The property we intend to explore may not contain any mineral reserves and therefore, any investment in this offering may be lost.

At the present, we have no employees and only two officers and directors, each of whom plan to devote only 4-5 hours per week to our operations.

Patterson is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Q.

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

Risk Factors

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Patterson contained in this Form 10-K, you should consider many important factors in determining whether to purchase the shares in our Company. The following risk factors reflect the potential and substantial material risks in being a shareholder of our company.

Risks Associated with our Company:

Our liquidity, and thus our ability to continue to operate depends upon the continuing willingness of our President, who is also our controlling stockholder, to finance the Company’s operations.

We are financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $40,500 in addition to paying $5,566 in invoices paid to Patterson.  He has agreed to advance a further when and if required.  Without these loan advances we would be forced to go out of business.  He agreed to the suspension of payment of his monthly management fee of $1,000 after June 2007 payment.   We will have to raise additional funds in the next twelve months to satisfy our cash requirements.

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

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to October 31, 2008, the date of this Form 10-K is $106,063.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

Because our officer and director does not have technical training or experience in starting and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations which will result in the loss of your investment.

Because our sole officer and director is inexperienced with exploring for minerals and starting, and operating a mineral exploration company, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property.  Our officer and director has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. His decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our exploration, earnings and ultimate financial success could suffer irreparable harm due to certain of management's lack of experience in this industry.   Additionally, our officer and director has no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like Patterson Brooke.  Unless our part time officer is willing to spend more time addressing these matters, we will have to hire professionals to undertake these filing requirements for Patterson Brooke and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether.

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

Because our officer and director has other outside business activities and may not be in a position to devote a majority of his time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President will be devoting only 15% of his time, approximately 24 hours per month, to our business.  As a consequence of the limited devotion of time to the affairs of the Company expected from management, our business may suffer.  For example,  because our officer and director has other outside business activities and may not be in a position to devote a majority of his time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended.   Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

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

In order to maintain ownership of in the Alice Claim we must make an annual payment, or expend certain minimum amounts on the exploration of the mineral claim, in the amount of at least $727 ($800Cdn.) by May 24 in each year.   Our failure to make such payment or expenditures within the time required will result in the loss of our interest in the Alice Claim.  Even if we do make the annual payment in lieu of doing work because we are not able to obtain the necessary licenses to conduct mining operations on the property in a timely fashion, we would realize no benefit from our expenditure to maintain title to the property.

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

Our director and officer currently owns 75,000,000 shares of common stock representing approximately 84.8% of our outstanding shares.  With our Form S-1 becoming effective our director had registered and had qualified for resale 7,500,000 of his shares.  Assuming that such he sells his 7,500,000 shares, he will still own 67,500,000 shares of common stock representing approximately 76.3% of our outstanding shares.  As a result, he will have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

Foreign Currency and Exchange Rates

Our mineral property is located in Northwest Territories of Canada and costs expressed in the geological report on our mineral property are expressed in Canadian Dollars.  For purposes of consistency and to express United States Dollars throughout this Form 10K-SB, Canadian Dollars have been converted into United States currency at the rate of US $0.85 being approximately equal to Cdn $1.00 or Cdn. $0.85 being approximately equal US $1.00 as at the balance sheet.   During the year the conversion was taken at the date of the transaction which varied monthly.

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

We maintain our statutory registered agent's office at 2470 St. Rose Parkway, Suite 304, Henderson, Nevada, 89075 and our business office is located at 115 Angelene Street, Mississauga, Ontario, Canada, L5G 1X1. Our telephone number is (416) 819-3795.
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

On March 14, 2007 we formalized, in the form of a Loan Agreement, an arrangement with our President whereby he has advanced $20,000 in cash to the Company to date, and will advance a further $20,000 when Patterson requires it during the first part of 2008 in order to provide the Company with additional working capital.  This loan does not bear interest and has no fixed terms of repayment although repayment may be demanded by the President. To date our President has advanced $46,066.

By an agreement dated March 22, 2006 our President (who is also our controlling stockholder) agreed to suspension of payment of his monthly management fee, in the amount of $1,000, from and after the June 2007 payment.  Taken together, the loan advance and suspension of payment of management fee, are expected to ensure the Company will have sufficient funds to satisfy its cash requirements to October 31, 2009.  Even though our President has completed his financial commitment to us, he is willing to continue to fund the Company until such time as a private or public offering can be undertaken.  In other words, in spite of the loan from our President and the suspension of the payment of his management fees, we will have to raise additional funds within the next twelve months in order to satisfy our cash requirements.

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

The Alice Claim covers an area of approximately 200 acres. The current expiry date for the Alice Claim is May 24, 2008.  To keep the property in good standing, such that the claim does not expire on the date indicated above we must (i) undertake exploration work to a value of not less than $357 ($420 CDN) on the Alice Claim before May 24, 2008, or (ii) in lieu of undertaking exploration work we may pay cash of approximately $357 ($420 CDN) to the Government of Canada.   This is an annual obligation.  Failure to do either, each year, will result in the Alice Claim reverting to the Government of Canada.

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

The Alice Claim, being located in a northerly latitude, and is subject to long, cold winters with snowfall accumulations.   No exploration work was done in 2008 due to a lack of funds on hand.  With the weather situation in the winter of 2008 our planned work cannot be undertaken until the late spring of 2009.

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

Subcontractors

We will be using for our exploration activities subcontractors for manual labor and will continue to do so during the exploration work schedule in the spring of 2009.

Employees and Employment Agreements

At present, we have no full-time employees. Our officer and director will devote time to our operation. Our director does not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officer and director. Our officer and director will handle our administrative duties but because of his inexperience with exploration, he will hire qualified persons to perform the surveying, geology, engineering, exploration, and excavating of the property. As of this date, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the current year, no matters were brought before the securities holders for voted thereon other than the 25 to 1 forward stock split completed in January 2008 and the increase in authorized share capital from 200,000,000 common shares with a par value of $0.001 per share to 600,000,000 common shares with a par value of $0.001 per share.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

To date we have not held an Annual General Meeting of our Stockholders but do intend to do so within the near future.  We are a public trading company recently quoted on the OTC Bulletin Board.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of our Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Since our business activity is related solely to the exploration and evaluation of the Alice Claim, it is the opinion of our sole director and officer that the most meaningful financial information relates primarily to current liquidity and solvency.   As at October 31, 2008, we had working capital deficit of $60,163 which includes $46,066 owed to our President.   We will have to search for other sources of cash in order to eliminate the working capital deficit situation.   Our director have not yet address this situation but will have to do so early in 2009.

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

Liquidity and Capital Resources

Since inception to the date of this Form 10-K we have raised capital through (i) private placements of common stock aggregating $29,900, and (ii) non interest bearing demand loan  from our President (who is also our controlling stockholder), in the amount of $46,066 which includes certain expenses paid by him directly.  As mentioned above, even with the additional future advances from our director we will have to seek more funds in order to eliminate our working capital deficit.

As of October 31, 2008 our total assets were $2,256 and our total liabilities were $62,419 including $46,066 to our President.

Our capital commitments for the next twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program are estimated as follows:

Expenses	Amount	Description

Accounting	$ 3,500
    Fees to the independent accountant for preparing the quarterly for January 31, April 30 and July 31, 2009 and annual working papers for the financial statements for the calendar year ended October 31, 2009.

Audit	4,000	Review of the quarterly financial statements for January 31, April 30 and July 31, 2009 and audit of the annual financial statements for the year ended October 31, 2009.
Bank charges	456	The TD Canada Trust charges a flat fee of CDN$40 per month.
Edgarzing fees	625	Filing various Form 10-QSBs and 10-KSB with the SEC
Exploration	17,500	Per MacDonald report
Filing fees	225	Annual fee to the Secretary of State for Nevada
Office	500	Photocopying, delivery and fax expenses
Rent	4,092	At $341 per month is paid for the use of an office space used by our President.
Telephone	2,400	Estimated monthly charge of $200
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	$ 34,298

Since our initial share issuances, the Company has been unable to raise cash from any source other than loan advances from our President and controlling stockholder.  Our total requirements for cash over the next twelve months is summarized below:

Cash requirements over the next twelve months as determined above	$ 34,298
Add: Accounts payable to third parties	16,353
50,651
Deduct: Cash on hand as at October 31, 2008	(2,256)
Estimated cash requirements for the next twelve months	$ 48,395

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the Alice Claim through joint venture arrangement or even the sale of part of the Alice Claim.  Neither of these avenues has been pursued as of the date of this Form 10-K.

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

Results of Operations – Twelve Months ended October 31, 2008.

For the period from June 28, 2006 (date of inception) to October 31, 2008, we had a net loss of $106,063.   This represents a net loss of $0.001 per share for the period based on a weighted average number of shares outstanding of 88,450,000.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing the company, undertaking audits, exploration expenses, paying management fees, general office expenses, consulting and legal fees for preparation of the Form SB-2, rent and edgarizing charges which can be broken down as follows:

Expense	Inception to Oct 31, 2009	Description

Accounting and audit	$18,750	Preparation of working papers for submission to our independent accountants for examination and/or of the financial statements.
Bank charges	527
Consulting	17,500	Preparation of Form SB-2, offering memorandum and documentation for the forward split of the shares on a 25 to 1 basis and increase in authorized share capital to 600,000,000.
Edgarizing	4,850	Filing of Forms SB-2, 424 (b) (i), Forms 10-Q and 10-K with SEC
Exploration expenses	3,944	Consists of purchase of the Alice claims and a geological report in the amount of $2,944.
Filing fees	1,248	Certificate of Good Standing required by OntarioGovernment to open bank account, Nevada State annual fee and amendment to the authorized share capital as mentioned above.
Income taxes	2,699	Penalty imposed by Ontario Government for not filing the corporate income tax within the required time.
Incorporation costs	1,084	Incorporation costs incurred for the parent and subsidiary companies.
Legal	8,696	Legal expenses relating to the Form SB-2 and other matters.
Management Fees	24,000	Other than $16,000 the balance was paid in cash to our President since inception.
Office and general	5,880	General office expenses.
Rent	7,747	The directors approved $300 per month payable to B. Gordon Brooke for the use of his residence as an office for the Company.
Telephone	2,307	Monthly telephone charges
Transfer Agent Fees	6,831	Annual fees paid to transfer agent and for other services provided by them.
Total expenses	$ 106,063

Our Planned Exploration Program

We must conduct exploration to determine what amounts of minerals exist on the Alice Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Our anticipated exploration costs on the Alice Claim during the later spring of 2009 are approximately $17,500.  This figure represents the anticipated cost to us of completing work recommended in the MacDonald Report.  Should the results of this work be sufficiently encouraging to justify our undertaking additional work, in order to undertake any such additional exploration work, we will have to raise additional investment capital as our remaining available capital is fully committed to ongoing administrative expenses of the Company.  We will have to raise additional funds within the next twelve months in order to satisfy our ongoing cash requirements and finance any further work on the Alice Claim.

Balance Sheet

Total cash and cash equivalents, as at October 31, 2008 was $2,256.  Our working capital deficiency as at October 31, 2008 was $60,163.

The working capital deficiency is due to a lack of cash to offset the amount owed to both third party creditors, being $16,353 and our President, being $46,006.

Total shareholders’ deficiency as at October 31, 2008 is $60,163.  Total shares outstanding, as at October 31, 2008, was 88,450,000.

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of the date of this Form 10-K we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of Patterson are included following the signature page to this Form 10-K.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended October 31, 2008 and through the subsequent period to, to the best of Patterson's knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

As required by Sarbanes-Oxley (“SOX”) Section 404 A, Patterson has considered certain internal control procedures which are as follows:

Under the supervision of the Patterson’s Chief Executive Officer and Chief Financial Officer, Gordon Brooke, Patterson has set up internal control mechanisms to ensure objectives are achieved.   These internal control procedures are to ensure and encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

Such internal control procedures assist in placing reliability on financial reporting and the preparation of Patterson’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Basically internal control procedures are put into place to help Patterson achieve its goals or to assist in reducing the risks which will stop Patterson from achieving its goals.   It helps Patterson manage the risk of success and reduce abuses which will stop Patterson from achieving its goals.    Control procedures are at all levels of Patterson’s management in order to ensure risk is reduced.   This is done through the system of approvals, authorizations, verification, reconciliation, securing Patterson’s assets and having segregation of duties.

As at October 31, 2008, the management of Patterson assessed the effectiveness of Patterson’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission (“COSO) and SEC guidance on conducting such assessments.   Management concluded, during the year ended October 31, 2008, internal control procedures were not effective to detect the inappropriate application of US GAAP rules.   Management realized there were deficiencies in the design of operations of the Patterson’s internal control that adversely affected Patterson’s internal controls which management considers to be material weaknesses.

Management has determined from its review of internal control procedures as they relate to COSO and the SEC that the following weaknesses have been identified:

●           With the registration of David Moore, Patterson has only one director who is also serving as all the officers of Patterson.   Therefore, there is no segregation of duties nor any other director or officer to check on the transactions initiated by Gordon Brooke.   This does not adhere to good internal control procedures.

●           At this period in the development of Patterson it does not have a procedure manual detailing responsibilities and good internal control procedures.   This does not meet the requirements of the SEC or good internal control procedures.

●           There are no effective controls instituted over financial statement disclosure and the reporting processes.

Management feels the weaknesses identified above have not had any affect on the financial results of Patterson.   Management will have to address the lack of a second director within the immediate future.

Patterson and management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing another director, who will also serve on the Audit Committee, will greatly improve the overall performance of Patterson.  By having a written policy manual outlining the duties of each of the officers and staff of Patterson will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of Patterson’s internal controls and procedures and its internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing enhancements or improvements, as necessary and as funds allow.

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

PART 111

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Our Director serves until his successor is elected and qualified. Our officers is elected by the Board of Directors, when David Moore was a director, to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors comprises one person; our president – Gordon Brooke.

The name, address, age and position of our officer and director is set forth below:

Name and Address	Position(s)	Age

B. Gordon Brooke 115 Angelene Street, Mississauga, Ontario, Canada, L5G 1X1	Chief Executive Officer, President, Chief Financial Officer, Secretary Directors and Director (1)	63

(1)
B. Gordon Brooke was appointed a director on June 28, 2006 and President and Principal Executive Officer on July 7, 2006.  On June 30, 2008 he was appointed Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer to fill the vacancy left with the resignation of David Moore.

Background of B. Gordon Brooke

B. GORDON BROOKE our President, Chief Executive Officer and a Director of the Company is qualified as a Chartered Accountant with over 40 years of experience.  He has not practiced as a Chartered Accountant since leaving Deloitte Haskins & Sells in 1972, preferring to function as an independent financial consultant.  In that capacity Mr. Brooke has held a variety of positions from assistant to the CFO of multi-national companies (where his duties included  preparation of monthly and annual financial reporting packages for all subsidiaries including corporate tax returns, preparation of all required audit working papers and complete audit files for all subsidiaries, responsibilities for internal control systems for all operating subsidiaries) to developing business and financial plans, providing financial statement preparation, tax filings and general accounting services to a wide range of business including investment companies, manufacturing companies and steel fabricators.  Since 2001 Mr. Brooke has confined his practice to providing financial consulting services to Snack Crafters Inc., a Toronto, Ontario based manufacturer of cereal bars, baked goods and other ‘snack foods’  sold to a number of major Canadian retailers.  His responsibilities include preparation of business plans, servicing as an interim accountant providing accounting services, preparation of financial statements on a non-audit basis, corporate tax returns and assisting the company in its reorganization and restructuring.  Mr. Brooke serves as Chief Financial Officer, Chief Accounting Officer and a director of Standard Capital Corporation (“Standard”), a company also involved in the mineral exploration business.  Mr. Brooke became a director of Standard, as well as its Chief Accounting Officer, on February 20, 2004.  He was appointed Standard’s Chief Financial Officer on June 25, 2005.  See “Conflict of Interest” page 24.

Our President and sole director does not work full time for our company.  B. Gordon Brooke spends approximately 24 hours a month on administrative and accounting matters.  With recent work on the private placement of our common stock,  this Registration Statement, preparation of documentation for our listing on the OTCBB, coordinating the increase in the authorized share capital and forward split of our shares.

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

Our audit committee is comprised of only B. Gordon Brooke our President and Chairman of the audit committee with the resignation and subsequent death of David Moore.  By virtue of his designation as a Chartered Accountant, as well as his extensive work experience as a financial consultant, Mr. Brooke can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B.

Apart from the Audit Committee, the Company has no other Board committees but with the appointment of new directors in the future the Company hopes to adhere to the requirements of Committees.

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

Significant Employees

We have no paid employees as such.  Gordon Brooke fulfill many functions that would otherwise require Patterson Brooke to hire employees or outside consultants.

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

Family Relationships

Our President and our former Chief Financial Officer and Secretary Treasurer were unrelated.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, during the past five years, our director or executive officer:

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

As at October 31, 2008, B. Gordon Brooke has not filed any reports required pursuant to Section 16 (a).

ITEM 10.  EXECUTIVE COMPENSATION

Cash Compensation

Executive compensation paid since inception to and including October 1, 2008 is set forth in the following summary:

Summary Compensation Table
                                       Long Term Compensation
            Annual Compensation                                                                Awards                                         Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compen- sation ($)

B. Gordon Brooke Principal Executive Officer, President and Director	2006 2007 2008	$2,000 $6,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

David Moore Former Principal Financial Officer, Secretary Treasurer and Director	2006 2007 2008	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Compensation of Directors and Officers

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Our President has received monthly, commencing November 1, 2006, the sum of $1,300 made up of a management fee of $1,000 and, a rent allowance of $ 300 (for providing an office for the Company).  However, because our Company has limited working capital, by an agreement between the Company and our President dated March 22, 2007, Mr. Brooke agreed to the suspension of the payment of his monthly management fee after June 2007.   Thereafter Mr. Brooke will not be paid his management fee, including any arrears of the fees that may have accumulated while payment thereof was suspended, unless and until the Principal Financial Officer of the Company determines the Company has sufficient cash to defray all of the Company’s other budgeted expenses for a period of at least six months from the date of such determination.  For accounting purpose the Company has given recognition to a management fee for the year inclusive by charging expenses and crediting Capital in Excess of Par Value for $1,000 per month resulting in a total charge for the period being $12,000.

There are currently no other directors or officers.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as at October 31, 2008, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	B. Gordon Brooke 115 Argelene Street Mississauga, Ontario, Canada, L5G 1X1	75,000,000	84.79%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Future Sales by Existing Shareholders

As of October 31, 2008, there are a total of 88,450,000 shares of our common stock issued and outstanding. Under the effective Form SB-2, Patterson qualified for trading 20,950,000 restricted shares, being 23.68 % of our issued shares leaving 67,500,000 shares being 76.32% of our shares, as ‘restricted shares’ under Rule 144 are held by B. Gordon Brooke.

Under Rule 144, restricted shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

Patterson Brooke does not have any securities that are convertible into common stock.

Description of Securities

Our authorized capital consists of 600,000,000 shares of common stock, par value $0.001 per share, of which 88,450,000 shares are presently issued and outstanding.

The holders of our common stock are entitled to receive dividends as may be declared by our Director; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all Meetings of the shareholders.

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

Dividend Policy

As of the date of this prospectus we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends will be at the discretion of our Director and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Transfer Agent

We have engaged the services of Empire Stock Transfer Inc., 2470 St. Rose Parkway, Suite 304, Henderson, Nevada, USA, 89075, to act as transfer and registrar.

Holders

Including its two officers and directors, Patterson Brooke has 45 shareholders as at the date of this Form 10-K.

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

On October 17, 2006 Patterson Brooke issued to (i) our President, Principal Executive Officer and Director, B. Gordon Brooke, 2,000,000 shares at the price of $0.001 per share for total consideration of $2,000; and (ii) our Principal Financial Officer, Secretary-Treasurer and a director, David Moore,  1,000,000 shares at the price of $0.001 per share for total consideration of $1,000. .

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

With the resignation and subsequent death of David Moore, Gordon Brooke acquired the shares originally purchased by David Moore.

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

(b)           Reports on Form 8-K

Resignation of David Moore filed on July 1, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Patterson’s annual financial statements and the review included in Patterson’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $8,000.

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

December 30, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By:     B. GORDON BROOKE
B. Gordon Brooke
Chief Executive Officer,
President and Director

December 30, 2008

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

Board of Directors
Patterson Brooke Resources Inc.
Mississauga, Ontario, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Patterson Brooke Resources Inc. (pre-exploration stage company) at October 31, 2008 and 2007, and the statement of operations, stockholders' equity, and cash flows for the years ended October 31, 2008 and 2007 and for the period June 28, 2006 (date of inception) to October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patterson Brooke Resources Inc. October 31, 2008 and 2007, and the results of operations, and cash flows for the years ended October 31, 2008 and 2007 and the period June 28, 2006 (date of inception) to October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”
December 5, 2008

PATTERSON BROOKE RESOURCES INC.
(A Pre-exploration Stage Company)
Balance Sheets

	October 31, 2008	October 31, 2007

ASSETS

CURRENT ASSETS

Cash	$ 2,256	$ 2,864

Total Current Assets	$ 2,256	$ 2,864

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$ 16,353	$ 12,767
Indebtedness to related parties (Note 4)	46,066	21,617
Total current liabilities	62,419	34,384

SHAREHOLDERS’ (DEFICIENCY) EQUITY

600,000,000 common shares authorized, at $0.001 par value 88,450,000 shares issued and outstanding	88,450	88,450
Capital in excess of par value	(42,550)	(54,550)
Deficit accumulated during the pre-exploration stage	(106,063)	(65,420)

Total Shareholders’ (Deficiency) Equity	(60,163)	(31,520)

	$ 2,256	$ 2,864

The accompanying notes are an integral part of these financial statements.

PATTERSON BROOKE RESOURCES INC.
(A Pre-exploration Stage Company)
Statement of Operations
For the years ended October 31, 2008 and 2007 and for the period from June 28, 2006 (date of inception) to October 31, 2008

	October 31, 2008	October 31, 2007	June 23, 2006 to Oct. 31, 2008

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration costs	-	-	3,944
Administrative	40,643	55,781	102,119

NET LOSS FROM OPERATIONS	$ (40,643)	$ (55,781)	$ (106,063)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	88,450,000	88,450,000

The accompanying notes are an integral part of these financial statements.

PATTERSON BROOKE RESOURCES INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period June 28, 2006 (date of inception) to October 31, 2008

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance June 28, 2006 (date of inception)	-	$ -	$ -	$ -

Issuance of common shares for cash – October 17, 2006	75,000,000	75,000	(72,000)	-

Issuance of common shares for cash – October 31, 2006	13,450,000	13,450	13,450	-

Net operating loss for the period ended October 31, 2006	-	-	-	(9,639)

Capital contributions - expenses	-	-	4,000	-

Net operating loss for the period ended October 31, 2007	-	-	-	(55,781)

Capital contributions - expenses	-	-	12,000	-

Net operating loss for the period ended October 31, 2008	-	-	-	(40,643)

Balance, October 31, 2008	88,450,000	$ 88,450	$ (42,550)	$ (106,063)

The accompanying notes are an integral part of these financial statements

PATTERSON BROOKE RESOURCES INC.
(A Pre-exploration Stage Company)
                           Statement of Cash Flows
For the years ended October 31, 2008 and 2007 and for the period from June 28, 2006 (date of inception) to October 31, 2008

	October 31, 2008	October 31, 2007	June 28, 2006 (date of inception) to October 31, 008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (40,643)	$ (55,781)	$ (106,063)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions - expenses	12,000	4,000	16,000
Changes in accounts payable	3,586	4,987	16,353

Net Cash Provided (Used) in Operations	(25,057)	(46,794)	(73,710)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from relatedparty	24,449	19,759	46,066
Proceeds from issuance of common stock	-	-	29,900

Cash flows from financing activities	24,449	19,759	75,966

Net (Decrease) Increase in Cash	(608)	(27,035)	2,256

Cash at Beginning of Year	2,864	29,899	-

CASH AT END OF YEAR	$ 2,256	$ 2,864	$ 2,256

The accompanying notes are an integral part of these financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008
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

On October 31, 2008, the Company had a net operating loss carry forward of $106,063.  The tax benefit of approximately $31,800 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2027 through 2029.

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
October 31, 2008

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

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008

3.           ACQUISITION OF MINING CLAIMS

The Company acquired one 4 unit metric claim known as the Alice claim located 70 miles east of Yellowknife, North West Territories.  The claim is located on the east side of Sunset Lake, a widened part of the Beaulieu River and comprises approximately 200 acres.  The claim expiry date is May 24, 2009 but the Company has a grace period of 90 days in which to either pay cash in lieu of doing assessment work or actually do the work on the claim.   The amount to be incurred is $357 which will maintain the claim in good standing for a further year.

The claim has a 1% net smelter royalty associated with it payable to the vendor of the claim which will only be a factor when and if the claim is ever put into commercial production.

The claim has not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at October 31, 2008, officers-directors had acquired 85% of the common capital stock issued, and have made no interest, demand loans of $46,066 and have made contributions to capital of $16,000 in the form of expenses paid for the Company.

5.	CAPITAL STOCK

The Company has completed one Regulation S offering of 75,000,000 post split shares of its capital stock for a total consideration of $3,000.  In addition, the Company has completed an Offering Memorandum whereby 13,450,000 post split common shares were subscribed for $26,900.

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