Form 10-Q
period 2009-01-31
Patterson Brooke Resources Inc.
filed 2009-03-04
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 333-139797

PATTERSON BROOKE RESOURCES INC.
                                                                       (Exact name of registrant as specified in its charter)

Nevada	98-0505768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

115 Angelene Street, Mississauga, Ontario, Canada, L5G 1X1
(Address of principal executive offices)

1-416-819-3795
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                        Accelerated filer                    [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                                         Small reporting company     [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [  ]   No   [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

January 31, 2009: 88,450,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Patterson Brooke Resources Inc. (a pre-exploration stage company) at January 31, 2009 (with comparative figures as at October 31, 2008) and the statement of operations for the three months ended January 31, 2009 and 2008 and for the period from June 28, 2006 (date of inception) to January 31, 2009 and the statement of cash flows for the three months ended January 31, 2009 and 2008 and for the period from June 28, 2006 (date of inception) to January 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending October 31, 2009.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)

BALANCE SHEETS

(Unaudited – Prepared by Management)

	January 31, 2009 (Unaudited)	October 31, 2008 (Audited)

ASSETS

CURRENT ASSETS

Cash	$ 272	$ 2,256

Total Current Assets	$ 272	$ 2,256

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable - related parties	$ 49,173	$ 46,066
Accounts payable	14,890	16,353
Total Current Liabilities	64,063	62,419

STOCKHOLDERS’ DEFICIENCY

Common Stock
600,000,000 shares authorized, at $0.001 par value 88,450,000 shares issued and outstanding	88,450	88,450

Capital in excess of par value	(39,550)	(42,550)

Deficit accumulated during the pre-exploration stage	(112,691)	(106,063)

Total Stockholders’ Deficiency	(63,791)	(60,163)

	$ 272	$ 2,256

The accompanying notes are an integral part of these unaudited financial statements

PATTERSON BROOKE RESOURCES INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS
For the three months ended January 31, 2009 and 2008 and for the period
June 28, 2006 (Date of Inception) to January 31, 2009

(Unaudited – Prepared by Management)

	Three months ended Jan. 31, 2009	Three months ended Jan. 31, 2008	June 28, 2006 (date of inception) to January 31, 2009

REVENUES	$ -	$ _____-	$ -

EXPENSES
Accounting and audit	1,250	1,250	20,000
Bank charges	36	60	563
Consulting	-	-	17,500
Edgarizing	125	125	4,975
Exploration expenses	-	-	1,000
Filing fees	-	707	1,248
Geological report	-	-	2,944
Incorporation costs	-	-	1,084
Legal	-	-	8,696
Management fees	3,000	3,000	27,000
Office	630	1,292	6,509
Rent	982	900	8,730
Telephone	-	-	2,307
Transfer agent’s fees	605	_(362)	7,436
	6,628	6,972	109,992
NET LOSS FROM OPERATIONS BEFORE INCOME TAX	(6,628)	(6,972)	(109,992)

INCOME TAX PENALTY	-	______-	(2,699)

NET LOSS FROM OPERATIONS	$ (6,628)	$ (6,972)	$ (112,691)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	88,450,000	88,450,000

The accompanying notes are an integral part of these unaudited financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the three months ended January 31, 2009 and 2008 and the period June 28, 2006 (Date of Inception) to January 31, 2009

(Unaudited – Prepared by Management)

	For the three months ended Jan. 31, 2009	For the three months ended Jan. 31, 2008	From June 28, 2006 (date of inception) to January 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (6,628)	$ (6,972)	$ (112,691)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable	(1,463)	(1,807)	14,890
Contributed capital - expenses	3,000	3,000	19,000

Net Change in Cash from Operations	(5,091)	(5,779)	(78,801)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances from related parties	3,107	3,969	49,173

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	29,900

Net Increase in Cash	(1,984)	(1,810)	272

Cash at Beginning of Period	2,256	2,864	-

CASH AT END OF PERIOD	$ 272	$ 1,054	$ 272

The accompanying notes are an integral part of these unaudited financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009

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

On January 31, 2009, the Company had a net operating loss carry forward of $112,691.  The tax benefit of approximately $33,800 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2014 through 2029.

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
January 31, 2009

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
January 31, 2009

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

The claim has a 1% net smelter royalty associated with them payable to the vendor of the claims which will only be a factor when and if the claims are ever put into commercial production.

The claim has not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at January 31, 2009, officers-directors had acquired 57% of the common capital stock issued, and have made no interest, demand loans of $49,173.

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

LIQUIDITY AND CAPITAL RESOURCES

Patterson has had no revenue since inception and its accumulated deficit is $112,691.  To date, the growth of Patterson has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Alice claim in good standing.

The plan of operations during the next twelve months is for us to maintain the Alice claim in good standing with the Yukon Government and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $48,510 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,750), work undertaken by the independent accountant ($4,000), Edgar fees ($1,000), filing fees to maintain Patterson in good standing with the State of Nevada and payment to our registrant ($275), exploration activities on the Alice claim (estimated at $17,500), rent ($4,095), office and miscellaneous ($2,000), payments to the transfer agent ($1,000) and payment to third party creditors in the amount of $14,890.  At present, we do not have sufficient funds to pay for future expenses and eliminate accounts payable but our director has indicated he is willing to lend a total of $40,000 to the Company to meet the above noted expenses and has signed a Loan Agreement to this effect.  A total of $45,750 cash plus expenses of $3,423 has already been advanced to date.

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

On March 14, 2007 we formalized, in the form of a Loan Agreement, an arrangement with our President whereby he has advanced $20,000 in cash to the Company to date, and would advance a further $20,000 during the next quarter, if required, in order to provide the Company with additional working capital.  This loan does not bear interest and has no fixed terms of repayment although repayment may be demanded by the President. At the present date, he has advanced $45,750 cash plus expenses of $3,423 to the Company.

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

We intend to finance this work with a combination of cash on hand together with additional loan capital to be advanced by our President (who is also our controlling stockholder).  To date our President has advanced $45,750 to the Company and he has agreed to advance an additional $2,500 during the next quarter, if required at that time.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 67,500,000.   Share certificates representing these shares have the appropriate legend affixed on them.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

Our shares are traded on the OTCBB.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in the trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Alice Claim, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance.  In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company.  Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, as more fully described under ‘Risk Factors’.

ITEM 4.                      CONTROLS AND PROCEDURES

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

ITEM 4T.                      CONTROLS AND PROCEDURES

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

ITEM 1A.                                RISK FACTORS

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

We are financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $45,750.  He has agreed to advance a further $2,500 during the next quarter, if required.  Without these loan advances we would be forced to go out of business.  Even if our President advances a further $2,500 during the next quarter, if required, we expect our cash resources to satisfy our needs only to the summer of 2009.  We will have to raise additional funds in the next twelve months to satisfy our cash requirements.

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

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to January 31, 2009, the date of our most quarterly period, is $112,691.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We estimate that, with $48,250 in loan capital (non interest bearing, payable on demand) agreed to be advanced by our President (of which $45,750 has been advanced to date with the balance due during the next quarter, if required) combined with any cash raised from the future share issuances, we will have  sufficient cash to continue operations until the summer of 2009 provided we carry out only the limited early stage exploration activity recommended by our engineer at an estimated cost of $17,500.  We are in the pre-exploration stage.  By no later than the end of 2009, being less than twelve months from now, we will need to raise additional capital to satisfy our cash requirements for general operating expenses.  In order to undertake additional exploration activity we will likewise have to raise additional capital.

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

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity, expected during the summer of 2009.  Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

 We may be unable to meet property maintenance requirements or acquire necessary mining licenses and thereby lose our interest in the Alice Claim.

In order to maintain ownership of  the Alice Claim we must make an annual payment, or expend certain minimum amounts on the exploration of the mineral claim, in the amount of at least $727 ($800Cdn.) by May 24 in each year, including 2009.   Our failure to make such payment or expenditures within the time required will result in the loss of our interest in the Alice Claim.  Even if we do make the annual payment in lieu of doing work because we are not able to obtain the necessary licenses to conduct mining operations on the property in a timely fashion, we would realize no benefit from our expenditure to maintain title to the property.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no sale of our securities during the quarter ended January 31, 2009.  A 25 to 1 stock split was approved by the directors and shareholders as outlined below.

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

PATTERSON BROOKE RESOURCES INC.
(Registrant)

Date: March 3, 2009	B. GORDON BROOKE
Chief Executive Officer, President ,
Chief Financial Officer, Secretary Treasurer
And Director