Form 10-Q
period 2009-04-30
Patterson Brooke Resources Inc.
filed 2009-05-27
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

May 15, 2009: 88,450,000 common shares

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at April 30, 2009 and October 31, 2008	4

	Statement of Operations For the three and six months ended April 30, 2009 and 2008 and for the period June 28, 2006 (Date of Inception) to April 30, 2009	5

	Statement of Cash Flows For the six months ended April 30, 2009 and 2008 and for the period June 28, 2006 (Date of Inception) to April 30, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosure of Market Risk	16

ITEM 4.	Controls and Procedures	17

ITEM 4T.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	23

	SIGNATURES.	24

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Patterson Brooke Resources Inc. (a pre-exploration stage company) at April 30, 2009 (with comparative figures as at October 31, 2008) and the statement of operations for the three and six months ended April 30, 2009 and 2008 and for the period from June 28, 2006 (date of inception) to April 30, 2009 and the statement of cash flows for the six months ended April 30, 2009 and 2008 and for the period from June 28, 2006 (date of inception) to April 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2009 are not necessarily indicative of the results that can be expected for the year ending October 31, 2009.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)

BALANCE SHEETS

(Unaudited – Prepared by Management)

	April 30, 2009 (Unaudited)	October 31, 2008 (Audited)

ASSETS

CURRENT ASSETS

Cash	$ 4,113	$ 2,256

Total Current Assets	$ 4,113	$ 2,256

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 16,265	$ 16,353
Accounts payable - related parties	54,660	46,066
Total Current Liabilities	70,925	62,419

STOCKHOLDERS’ DEFICIENCY

Common Stock
600,000,000 shares authorized, at $0.001 par value 88,450,000 shares issued and outstanding	88,450	88,450
Capital in excess of par value	(36,550)	(42,550)
Deficit accumulated during the pre-exploration stage	(118,712)	(106,063)

Total Stockholders’ Deficiency	(66,812)	(60,163)

	$ 4,113	$ 2,256

The accompanying notes are an integral part of these unaudited financial statements

PATTERSON BROOKE RESOURCES INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS
For the three and six months ended April 30, 2009 and 2008 and for the period
June 28, 2006 (Date of Inception) to April 30, 2009

(Unaudited – Prepared by Management)

	Three months ended April 30, 2009	Three months ended April 30, 2008	Six months ended April 30, 2009	Six months ended April 30, 2008	June 28, 2006 (date of inception) to April 30, 2009

REVENUES	$ -	$ -	$ _____-	$ -	$ -

EXPENSES
Accounting and audit	1,250	1,250	2,500	2,500	21,250
Bank charges	36	30	72	90	599
Consulting	-	2,000	-	2,000	17,500
Edgarizing	125	125	250	250	5,100
Exploration expenses	413	-	413	-	1,413
Filing fees	-	-	-	707	1,248
Geological report	-	-	-	-	2,944
Incorporation costs	-	-	-	-	1,084
Legal	-	-	-	-	8,696
Management fees	3,000	3,000	6,000	6,000	30,000
Office	297	417	926	1,709	6,806
Rent	900	900	1,883	1,800	9,630
Telephone	-	-	-	-	2,307
Transfer agent’s fees	-	2,612	605	2,250	7,436
	6,021	10,334	12,649	17,306	116,013
NET LOSS FROM OPERATIONS BEFORE INCOME TAX	(6,021)	(10,334)	(12,649)	(17,306)	(116,013)

INCOME TAX PENALTY	-	(2,699)	______-	(2,699)	(2,699)

NET LOSS FROM OPERATIONS	$ (6,021)	$ (13,033)	$(12,649)	$ (20,005)	$ (118,712)

NET LOSS PER COMMON SHARES

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	88,450,000	88,450,000	88,450,000	88,450,000

The accompanying notes are an integral part of these unaudited financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the six months ended April 30, 2009 and 2008 and the period June 28, 2006 (Date of Inception) to April 30, 2009

(Unaudited – Prepared by Management)

	For the six months ended April 30, 2009	For the six months ended April 30, 2008	From June 28, 2006 (date of inception) to April 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (12,649)	$ (20,005)	$ (118,712)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable	(88)	(932)	16,265
Contributed capital – expenses	6,000	6,000	22,000

Net Change in Cash from Operations	(6,737)	(14,937)	(80,447)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	8,594	14,571	54,660
Proceeds from issuance of common stock	-	-	29,900
	8,594	14,571	84,560

Net Increase in Cash	1,857	(366)	4,113

Cash at Beginning of Period	2,256	2,864	-

CASH AT END OF PERIOD	$ 4,113	$ 2,498	$ 4,113

The accompanying notes are an integral part of these unaudited financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

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

On April 30, 2009, the Company had a net operating loss carry forward of $118,712.  The tax benefit of approximately $35,500 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2014 through 2029.

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
April 30, 2009

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

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

(Unaudited – Prepared by Management)

3.           ACQUISITION OF MINING CLAIMS

The Company acquired one 4 unit metric claim known as the Alice claim located 70 miles east of Yellowknife, North West Territories.  The claim is located on the east side of Sunset Lake, a widened part of the Beaulieu River and comprises approximately 200 acres.  The claim expiry date is May 24, 2009 but the Company has a grace period of 90 days in which to either pay cash in lieu of doing assessment work or actually do the work on the claim.   The amount to be incurred is $413 which will maintain the claim in good standing for a further year.

The claim has a 1% net smelter royalty associated with them payable to the vendor of the claims which will only be a factor when and if the claims are ever put into commercial production.

The claim has not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at April 30, 2009, officers-directors had acquired 85% of the common capital stock issued, and have made no interest, demand loans of $54,660 and have made contributions to capital of $22,000 to the Company in the form of expenses paid for the Company.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

Patterson has had no revenue since inception and its accumulated deficit is $118,712.  To date, the growth of Patterson has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Alice claim in good standing.

The plan of operations during the next twelve months is for us to maintain the Alice claim in good standing with the Yukon Government and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $49,590 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,325), work undertaken by the independent accountant ($4,000), Edgar fees ($625), filing fees to maintain Patterson in good standing with the State of Nevada and payment to our registrant ($275), exploration activities on the Alice claim (estimated at $17,500), rent ($3,600), office and miscellaneous ($1,000), payments to the transfer agent ($1,000) and payment to third party creditors in the amount of $16,265.  At present, we do not have sufficient funds to pay for future expenses and eliminate accounts payable unless our director is will to continue to lend money to the Company.  A total of $51,163 cash plus expenses of $3,497 has already been advanced to date.

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

Although we are in possession of a signed, registerable Transfer of Mineral Claim transferring all right, title and interest in the claim to us subject to the aforementioned 1% net smelter royalty, title remains recorded in the name of Max Braden.  That is because the Government of Canada requires that mineral claims in the NWT be held in the (i) the name of a resident of the NWT, or (ii) by a company either incorporated in Canada or registered with the NWT ’s Registrar of Corporations.  At the present time, we do not wish to incur the costs associated with registering in the NWT.  In addition, a Prospectors’ License, another prerequisite to our being able to register tile to the Alice Claim, entails additional expense, whereas there is no cost to us using Max Braden’s Prospectors License to hold the Alice Claim.

Beneficial ownership of the Alice Claim confers the rights to the minerals on the Alice Claim. We do not own the land itself since it is held in the name of the “Crown”, i.e. the Government of Canada.

The Alice Claim covers an area of approximately 200 acres. The current expiry date for the Alice Claim is May 24, 2009.  To keep the property in good standing, such that the claim does not expire on the date indicated above we must (i) undertake exploration work to a value of not less than $450 on the Alice Claim before May 24, 2009, or (ii) in lieu of undertaking exploration work we may pay cash of approximately $450 to the Government of Canada.  Under the Mineral Laws of the NWT, the Company has 90 days to either perform work on the mineral claim or pay cash in lieu.  If neither is done the Company will lose the rights to the minerals on the Alice claim.   This is an annual obligation.  Failure to do either, each year, will result in the Alice Claim reverting to the Government of Canada.

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

The Alice Claim, being located in a northerly latitude, is subject to long, cold winters with snowfall accumulations.  Accordingly our planned work can not be undertaken until the summer 2009.

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

With respect to the legislation, rules and regulations referred to above, we believe that we are current in compliance in all material respects with applicable legislation, rules and regulations.

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

We are financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $54,660.  He has agreed to continue advancing money to the Company for the immediate future.  Without these loan advances we would be forced to go out of business.  We will have to raise additional funds in the next twelve months to satisfy our cash requirements.

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

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to April 30, 2009, the date of our most quarterly period, is $118,712.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

In order to maintain ownership of the Alice Claim we must make an annual payment, or expend certain minimum amounts on the exploration of the mineral claim, in the amount of at least $450 by May 24 in each year, including 2009.   Our failure to make such payment or expenditures within the time required will result in the loss of our interest in the Alice Claim.  Even if we do make the annual payment in lieu of doing work because we are not able to obtain the necessary licenses to conduct mining operations on the property in a timely fashion, we would realize no benefit from our expenditure to maintain title to the property.

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

Our directors and officers currently own 75,000,000 shares of common stock after the 25 to 1 stock split representing approximately 85% of our outstanding shares.  Such directors and officers have registered for resale 7,500,000 of their shares after the stock split.  Assuming that such directors and officers sell their 7,500,000 shares, they will still own 67,500,000 shares of common stock representing approximately 76% of our outstanding shares.  As a result, they will have substantial influence over our operations and can effect certain corporate transactions without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

There has been no sale of our securities during the quarter ended April 30, 2009.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were brought before the securities holders during the period.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON BROOKE RESOURCES INC.
(Registrant)

Date: May 27, 2009	B. GORDON BROOKE
Chief Executive Officer, President ,
Chief Financial Officer, Secretary Treasurer
And Director