Form 10-Q
period 2009-07-31
Patterson Brooke Resources Inc.
filed 2009-08-26
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

August 15, 2009: 88,450,000 common shares

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at July 31, 2009 and October 31, 2008	4

	Statement of Operations For the three and nine months ended July 31, 2009 and 2008 and for the period June 28, 2006 (Date of Inception) to July 31, 2009	5

	Statement of Cash Flows For the nine months ended July 31, 2009 and 2008 and for the period June 28, 2006 (Date of Inception) to July 31, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	16

ITEM 4.	Controls and Procedures	17

ITEM 4T.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 1A.	Risk Factors	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits	22

	SIGNATURES.	23

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Patterson Brooke Resources Inc. (Pre-exploration stage company) at July 31, 2009 (with comparative figures as at October 31, 2008) and the statement of operations for the three and nine months ended July 31, 2009 and 2008 and for the period from June 28, 2006 (date of inception) to July 31, 2009 and the statement of cash flows for the nine months ended July 31, 2009 and 2008 and for the period from June 28, 2006 (date of inception) to July 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2009 are not necessarily indicative of the results that can be expected for the year ending October 31, 2009.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)

BALANCE SHEETS

(Unaudited – Prepared by Management)

	July 31, 2009 (Unaudited)	October 31, 2008 (Audited)

ASSETS

CURRENT ASSETS

Cash	$ 7,714	$ 2,256

Total Current Assets	$ 7,714	$ 2,256

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 17,140	$ 16,353
Accounts payable - related parties	60,193	46,066
Total Current Liabilities	77,333	62,419

STOCKHOLDERS’ DEFICIENCY

Common Stock
600,000,000 shares authorized, at $0.001 par value 88,450,000 shares issued and outstanding	88,450	88,450
Capital in excess of par value	(33,550)	(42,550)
Deficit accumulated during the pre-exploration stage	(124,519)	(106,063)

Total Stockholders’ Deficiency	(69,619)	(60,163)

	$ 7,714	$ 2,256

The accompanying notes are an integral part of these unaudited financial statements

PATTERSON BROOKE RESOURCES INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS
For the three and nine months ended July 31, 2009 and 2008 and for the period
June 28, 2006 (Date of Inception) to July 31, 2009

(Unaudited – Prepared by Management)

	Three months ended July 31, 2009	Three months ended July 31, 2008	Nine months ended July 31, 2009	Nine months ended July 31, 2008	June 28, 2006 (date of inception) to July 31 , 2009

REVENUES	$ -	$ -	$ _____-	$ -	$ -

EXPENSES
Accounting and audit	1,250	1,250	3,750	3,750	22,500
Bank charges	24	36	96	126	623
Consulting	-	-	-	2,000	17,500
Edgarizing	125	125	375	375	5,225
Exploration expenses	-	-	413	-	1,413
Filing fees	375	340	375	1,048	1,623
Geological report	-	-	-	-	2,944
Incorporation costs	-	-	-	-	1,084
Legal	-	2,196	-	2,196	8,697
Management fees	3,000	3,000	9,000	9,000	33,000
Office	33	1,177	959	2,885	6,838
Rent	900	1,024	2,783	2,824	10,530
Telephone	-	-	-	-	2,307
Transfer agent’s fees	100	744	705	2,994	7,536
	5,807	9,892	18,456	27,198	121,820
NET LOSS FROM OPERATIONS BEFORE INCOME TAX	(5,807)	(9,892)	(18,456)	(27,198)	(121,820)

INCOME TAX PENALTY	-	-	______-	(2,699)	(2,699)

NET LOSS FROM OPERATIONS	$ (5,807)	$ (9,892)	$(18,456)	$ (29,897)	$ (124,519)

NET LOSS PER COMMON SHARES

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	88,450,000	88,450,000	88,450,000	88,450,000

The accompanying notes are an integral part of these unaudited financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended July 31, 2009 and 2008 and the period June 28, 2006 (Date of Inception) to July 31, 2009

(Unaudited – Prepared by Management)

	For the nine months ended July 31, 2009	For the Nine months ended July 31, 2008	From June 28, 2006 (date of inception) to July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (18,456)	$ (29,897)	$ (124,519)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable	787	784	17,140
Contributed capital – expenses	9,000	9,000	25,000

Net Change in Cash from Operations	(8,669)	(20,113)	(82,379)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	14,127	22,655	60,193
Proceeds from issuance of common stock	-	-	29,900
	14,127	22,655	90,093

Net Increase in Cash	5,458	2,542	7,714

Cash at Beginning of Period	2,256	2,864	-

CASH AT END OF PERIOD	$ 7,714	$ 5,406	$ 7,714

The accompanying notes are an integral part of these unaudited financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

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

On July 31, 2009, the Company had a net operating loss carry forward of $124,519.  The tax benefit of approximately $37,400 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2014 through 2029.

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
July 31, 2009

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
July 31, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at July 31, 2009, officers-directors had acquired 85% of the common capital stock issued, and have made no interest, demand loans of $60,193 and have made contributions to capital of $25,000 to the Company in the form of expenses paid for the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Patterson has had no revenue since inception and its accumulated deficit is $124,519.  To date, the growth of Patterson has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Alice claim in good standing.

The plan of operations during the next twelve months is for us to maintain the Alice claim in good standing with the Yukon Government and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $50,465 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,325), work undertaken by the independent accountant ($4,000), Edgar fees ($625), filing fees to maintain Patterson in good standing with the State of Nevada and payment to our registrant ($275), exploration activities on the Alice claim (estimated at $17,500), rent ($3,600), office and miscellaneous ($1,000), payments to the transfer agent ($1,000) and payment to third party creditors in the amount of $17,140.  At present, we do not have sufficient funds to pay for future expenses and eliminate accounts payable unless our director is willing to continue to lend money to the Company.  A total of $56,163 cash plus expenses of $4,030 has already been advanced to date.

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

On March 14, 2007 we formalized, in the form of a Loan Agreement, an arrangement with our President whereby he has advanced $20,000 in cash to the Company to date, and would advance a further $20,000 during the next quarter, if required, in order to provide the Company with additional working capital.  This loan does not bear interest and has no fixed terms of repayment although repayment may be demanded by the President. At the present date, he has advanced $56,163 cash plus expenses of $4,030 to the Company.

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

The Alice Claim, being located in a northerly latitude, is subject to long, cold winters with snowfall accumulations.  Accordingly our planned work can not be undertaken until the fall 2009.

We intend to finance this work with a combination of cash on hand together with additional loan capital to be advanced by our President (who is also our controlling stockholder).  To date our President has advanced $60,193 to the Company and he has agreed to advance an additional $2,500 during the next quarter, if required at that time.

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

We are financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $60,193.  He has agreed to continue advancing money to the Company for the immediate future.  Without these loan advances we would be forced to go out of business.  We will have to raise additional funds in the next twelve months to satisfy our cash requirements.

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

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to July 31, 2009, the date of our most quarterly period, is $124,519.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity, expected during the fall of 2009.  Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

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

There has been no sale of our securities during the quarter ended July 31, 2009.

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

PATTERSON BROOKE RESOURCES INC.
(Registrant)

Date: August 24, 2009	B. GORDON BROOKE
Chief Executive Officer, President ,
Chief Financial Officer, Secretary Treasurer
And Director