Form 10-K
period 2009-10-31
Patterson Brooke Resources Inc.
filed 2010-01-26
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended October 31, 2009

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission File Number 333-139797

PATTERSON BROOKE RESOURCES INC.
(Exact name of registrant as specified in charter)

Nevada	98-0505768
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

115 Angelene Street Mississauga, Ontario, Canada	L5G 1X1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 1-416-819-3795

Securities registered pursuant to section 12 (b) of the Act:

Title of each share None	Name of each exchange on which registered None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   [    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   [    ] Yes   [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [    ]  Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                           Accelerated filer                   [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                           Small reporting company     [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes [  ]   No   [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

January 15, 2010: 89,968,358 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART 1

ITEM 1	BUSINESS

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

There is substantial doubt that we can continue as an ongoing business for the next twelve months and we will have to suspend or cease operations within the next twelve months unless we raise sufficient money to cover all our expected expenses; estimated to be $33,132.

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

The shareholders may read and copy any material filed by Patterson with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Patterson has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   We have no website at this time.

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

ITEM 1A.                      RISK FACTORS

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

We are financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $609 after converting $60,193 in monies previously loaned to the Company for shares at a price of $0.05 per share.  He has agreed to advance a further when and if required.  Without these loan advances we would be forced to go out of business.  He agreed to the suspension of payment of his monthly management fee of $1,000 after June 2007 payment.   We will have to raise additional funds in the next twelve months to satisfy our cash requirements.

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

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to October 31, 2009, the date of this Form 10-K is $133,111.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity, expected during the later part of the spring of 2010.  Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

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

Our director and officer currently owns 75,000,000 shares of common stock representing approximately 83% of our outstanding shares.  Our director has 5,000,000 free trading shares from the filing of an effective Form S-1.  Assuming that such he sells his 5,000,000 shares, he will still own 70,000,000 shares of common stock representing approximately 78% of our outstanding shares.  As a result, he will have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

Foreign Currency and Exchange Rates

Our mineral property is located in Northwest Territories of Canada and costs expressed in the geological report on our mineral property are expressed in Canadian Dollars.  For purposes of consistency and to express United States Dollars throughout this Form 10-K, Canadian Dollars have been converted into United States currency at the rate of US $0.85 being approximately equal to Cdn $1.00 or Cdn. $0.85 being approximately equal US $1.00 as at the balance sheet.   During the year the conversion was taken at the date of the transaction which varied monthly.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments outstanding at the present time.

ITEM 2. PROPERTIES

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

The Alice Claim covers an area of approximately 200 acres. The current expiry date for the Alice Claim is May 24, 2008.  To keep the property in good standing, such that the claim does not expire on the date indicated above we must (i) undertake exploration work to a value of not less than $357 ($420 CDN) on the Alice Claim before May 24, 2010, or (ii) in lieu of undertaking exploration work we may pay cash of approximately $357 ($420 CDN) to the Government of Canada.   This is an annual obligation.  Failure to do either, each year, will result in the Alice Claim reverting to the Government of Canada.

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

The Alice Claim, being located in a northerly latitude, and is subject to long, cold winters with snowfall accumulations.   No exploration work was done in 2009 due to a lack of funds on hand.  With the weather situation in the winter of 2009 our planned work cannot be undertaken until the late spring of 2010.

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

Subcontractors

We will be using for our exploration activities subcontractors for manual labor and will continue to do so during the exploration work schedule in the spring of 2010.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the current year, no matters were brought before the securities holders for voted thereon.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

To date we have not held an Annual General Meeting of our Stockholders but do intend to do so within the near future.  We are a public trading company recently quoted on the OTC Bulletin Board.

Since inception, Patterson has not paid any dividends on its common stock, and Patterson does not anticipate that it will pay dividends in the foreseeable future.  As at October 31, 2009, Patterson had 46 shareholders; one of these shareholders is an officer and director of Patterson.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Patterson’s inception.

There are no outstanding warrants or conversion privileges for Patterson’s shares.

ITEM 5.                      SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

Operation Statement Data
	For the year ended October 31, 2009	June 28, 2006 (date of incorporation) to October 31, 2009

Revenue	$ -	$ -
Exploration expenses	413	4,357
General and Administration	26,635	128,754
Net loss	27,048	133,111

Weighted average shares outstanding (basic)	88,720,384
Weighted average shares outstanding (diluted)	88,720,384
Net loss per share (basic)	$ (0.00)
Net loss per share (diluted)	$ (0.00)

Balance Sheet Data

Cash and cash equivalent	$ 6,286
Total assets	6,286
Total liabilities	5,579
Total Shareholders’ equity	707

Our historical results do not necessary indicate results expected for any future periods.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

We maintain our statutory registered agent's office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and our business office is located at 115 Angelene Street, Mississauga, Ontario, Canada, L5G 1X1. Our telephone number is (416) 819-3795.
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

On August 27, 2009, certain creditors of the Company accepted 1,518,358 common shares at a price of $0.05 per share in consideration of amounts owed to them of $75,918. With the shares issued for debt, there are now issued and outstanding 89,968,358 common shares with a par value of $0.001 per share.

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

On March 14, 2007 we formalized, in the form of a Loan Agreement, an arrangement with our President whereby he has advanced $20,000 in cash to the Company to date, and will advance a further $20,000 when Patterson requires it during the first part of 2008 in order to provide the Company with additional working capital.  This loan does not bear interest and has no fixed terms of repayment although repayment may be demanded by the President. To date our President has advanced $60,801 of which $60,193 was settled by way of shares at $0.05 per share.

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

Since our business activity is related solely to the exploration and evaluation of the Alice Claim, it is the opinion of our sole director and officer that the most meaningful financial information relates primarily to current liquidity and solvency.   As at October 31, 2009, we had working capital of $707.   We will have to search for other sources of cash in order to eliminate the working capital deficit situation.   Our director has not yet address this situation but will have to do so early in 2010.

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

Liquidity and Capital Resources

Since inception to the date of this Form 10-K we have raised capital through (i) private placements of common stock aggregating $29,900, and (ii) non interest bearing demand loan  from our President (who is also our controlling stockholder), in the amount of $60,801 which includes certain expenses paid by him directly.  Of the amount advanced, $60,193 was settled by way of the issuance of shares at $0.05 per share.  As mentioned above, even with the additional future advances from our director we will have to seek more funds in order to eliminate our working capital deficit.

As of October 31, 2009 our total assets were $6,286 and our total liabilities were $5,579 including $609 to our President.

Our capital commitments for the next twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program are estimated as follows:

Expenses	Amount	Description

Accounting	$ 3,500
    Fees to the independent accountant for preparing the quarterly for January 31, April 30 and July 31, 2010 and annual working papers for the financial statements for the calendar year ended October 31, 2010.

Audit	4,000	Review of the quarterly financial statements for January 31, April 30 and July 31, 2010 and audit of the annual financial statements for the year ended October 31, 2010.
Bank charges	456	The TD Canada Trust charges a flat fee of CDN$40 per month.
Edgarzing fees	625	Filing various Form 10-Qs and 10-K with the SEC
Exploration	17,500	Per MacDonald report
Filing fees	375	Annual fee to the Secretary of State for Nevada
Office	500	Photocopying, delivery and fax expenses
Rent	4,092	At $341 per month is paid for the use of an office space used by our President.
Telephone	2,400	Estimated monthly charge of $200
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	$ 34,448

Since our initial share issuances, the Company has been unable to raise cash from any source other than loan advances from our President and controlling stockholder.  Our total requirements for cash over the next twelve months is summarized below:

Cash requirements over the next twelve months as determined above	$ 34,448
Add: Accounts payable to third parties	4,970
39,418
Deduct: Cash on hand as at October 31, 2009	(6,286)
Estimated cash requirements for the next twelve months	$ 33,132

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

Results of Operations – Twelve Months ended October 31, 2009.

For the period from June 28, 2006 (date of inception) to October 31, 2009, we had a net loss of $133,111.   This represents a net loss of $0.001 per share for the period based on a weighted average number of shares outstanding of 89,968,358.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing the company, undertaking audits, exploration expenses, paying management fees, general office expenses, consulting and legal fees for preparation of the Form SB-2, rent and edgarizing charges which can be broken down as follows:

Expense	Inception to Oct 31, 2009	Description

Accounting and audit	$26,250	Preparation of working papers for submission to our independent accountants for examination and/or of the financial statements.
Bank charges	658
Consulting	17,500	Preparation of Form SB-2, offering memorandum and documentation for the forward split of the shares on a 25 to 1 basis and increase in authorized share capital to 600,000,000.
Edgarizing	5,475	Filing of Forms SB-2, 424 (b) (i), Forms 10-Q and 10-K with SEC
Exploration expenses	4,357	Consists of purchase of the Alice claims and a geological report in the amount of $2,944.
Filing fees	1,623	Certificate of Good Standing required by OntarioGovernment to open bank account, Nevada State annual fee and amendment to the authorized share capital as mentioned above.
Income taxes	2,699	Penalty imposed by Ontario Government for not filing the corporate income tax within the required time.
Incorporation costs	1,084	Incorporation costs incurred for the parent and subsidiary companies.
Legal	8,696	Legal expenses relating to the Form SB-2 and other matters.
Management Fees	36,000	Other than $28,000 the balance was paid in cash to our President since inception.

Office and general	7,246	General office expenses.
Rent	11,680	The directors approved $300 per month payable to B. Gordon Brooke for the use of his residence as an office for the Company.
Telephone	2,307	Monthly telephone charges
Transfer Agent Fees	7,536	Annual fees paid to transfer agent and for other services provided by them.
Total expenses	$ 133,111

Our Planned Exploration Program

We must conduct exploration to determine what amounts of minerals exist on the Alice Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Our anticipated exploration costs on the Alice Claim during the later spring of 2010 are approximately $17,500.  This figure represents the anticipated cost to us of completing work recommended in the MacDonald Report.  Should the results of this work be sufficiently encouraging to justify our undertaking additional work, in order to undertake any such additional exploration work, we will have to raise additional investment capital as our remaining available capital is fully committed to ongoing administrative expenses of the Company.  We will have to raise additional funds within the next twelve months in order to satisfy our ongoing cash requirements and finance any further work on the Alice Claim.

Balance Sheet

Total cash and cash equivalents, as at October 31, 2009 was $6,286.  Our working capital as at October 31, 2009 was $707.

Total shareholders’ equity as at October 31, 2009 is $707.  Total shares outstanding, as at October 31, 2009, was 89,968,358.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 70,000,000

Presently, there are no shares being offered to the public and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

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

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended October 31, 2009 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended October 31, 2009, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A – CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, being Gordon Brooke who is also the sole director of the Company.. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of October 31, 2009, Gordon Brooke assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  He concluded, during the year ended October 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  He realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which he considers to be material weaknesses.

In the light of Gordon Brookes’ review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee due to Gordon Brooke being the sole director  of the Company.   His qualifications deem him as an “expert” since he is by profession a Chartered Accountant.   Nevertheless he realizes the Audit Committee should comprise more than one person.

●              The Company has limited segregation of duties due to Gordon Brooke being the only officer and director which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of Gordon Brooke and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Gordon Brooke feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. He will have to address the lack of other members to the Audit Committee.

The Company and Gordon Brooke will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to the Company.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Gordon Brooke will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9A (T) – CONTROLS AND PROCEDURES

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9 B – OTHER INFORMATION

There are no matters required to be reported upon under this Item.

PART 111

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Director serves until his successor is elected and qualified.  The Board of Directors comprises one person; our president – Gordon Brooke.

The name, address, age and position of our officer and director is set forth below:

Name and Address	Position(s)	Age

B. Gordon Brooke 115 Angelene Street, Mississauga, Ontario Canada, L5G 1X1	Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer and Director (1)	65

(1)
B. Gordon Brooke was appointed a director on June 28, 2006 and President and Principal Executive Officer on July 7, 2006.  On June 30, 2008, he was appointed Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer with the resignation of David Moore.

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

Family Relationships

There are no family relationships due to Gordon Brooke being the sole officer and director.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Cash Compensation

Executive compensation paid since inception to and including October 31, 2009 is set forth in the following summary:

 Summary Compensation Table
                      Long Term Compensation
               Annual Compensation                                           Awards                                              Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/SAR (#)	LTIP payouts ($)	All other compensation ($)

B. Gordon Brooke Principal Executive Officer, President and Director	2006 2007 2008 2009	$2,000 $6,000 -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

David Moore Former Principal Financial Officer, Secretary Treasurer and Director	2006 2007 2008	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Compensation of Directors and Officers

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Our President has received monthly, commencing November 1, 2006, the sum of $1,300 made up of a management fee of $1,000 and, a rent allowance of $ 300 (for providing an office for the Company).  However, because our Company has limited working capital, by an agreement between the Company and our President dated March 22, 2007, Mr. Brooke agreed to the suspension of the payment of his monthly management fee after June 2007.   Thereafter Mr. Brooke will not be paid his management fee, including any arrears of the fees that may have accumulated while payment thereof was suspended, unless and until the Principal Financial Officer of the Company determines the Company has sufficient cash to defray all of the Company’s other budgeted expenses for a period of at least six months from the date of such determination.  For accounting purpose the Company has given recognition to a management fee for the year inclusive by charging expenses and crediting Capital in Excess of Par Value for $1,000 per month resulting in a total charge for the year being $12,000.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at October 31, 2009, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	B. Gordon Brooke 115 Argelene Street Mississauga, Ontario, Canada, L5G 1X1	75,000,000	83.3%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Future Sales by Existing Shareholders

As of October 31, 2009, there are a total of 89,968,358 shares of our common stock issued and outstanding.

Of the 75,000,000 shares owned by Gordon Brooke 70,000,000 shares are restricted under Rule 144. Under Rule 144, restricted shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

Patterson Brooke does not have any securities that are convertible into common stock.

Description of Securities

Our authorized capital consists of 600,000,000 shares of common stock, par value $0.001 per share, of which 89,968,358 shares are presently issued and outstanding.

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

Dividend Policy

As of the date of this Form 10-K we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends will be at the discretion of our Director and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Transfer Agent

We have engaged the services of Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, USA, 89014, to act as transfer and registrar.

Holders

Including its two officers and directors, Patterson Brooke has 46 shareholders as at the date of this Form 10-K.

Certain Transactions

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which our director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest, except as follows:

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Patterson and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which Patterson was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by Patterson to own of record or beneficially more than 5% of any class of Patterson’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of Patterson’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which Patterson was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to Patterson to own of record or beneficially more than 5% of the common shares of Patterson’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

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

Financial Statements.

The following financial statements are included in this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON BROOKE RESOURCES, INC.
(Registrant)

By:     B. GORDON BROOKE
B. Gordon Brooke
Chief Executive Officer,
President and Director

Dated: January 25, 2010

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By:     B. GORDON BROOKE
B. Gordon Brooke
Chief Executive Officer,
President and Director

Dated: January 25, 2010

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

Board of Directors
Patterson Brooke Resources Inc.
Mississauga, Ontario, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Patterson Brooke Resources Inc. (pre-exploration stage company) at October 31, 2009 and 2008, and the statement of operations, stockholders' equity, and cash flows for the years ended October 31, 2009 and 2008 and for the period June 28, 2006 (date of inception) to October 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patterson Brooke Resources Inc. October 31, 2009 and 2008, and the results of operations, and cash flows for the years ended October 31, 2008 and 2007 and the period June 28, 2006 (date of inception) to October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”
January 27, 2010

PATTERSON BROOKE RESOURCES INC.
(Pre-exploration Stage Company)
Balance Sheets

	October 31, 2009	October 31, 2008
ASSETS

CURRENT ASSETS

Cash	$ 6,286	$ 2,256

Total Current Assets	$ 6,286	$ 2,256

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$ 4,970	$ 16,353
Indebtedness to related parties (Note 4)	609	46,066
Total current liabilities	5,579	62,419

SHAREHOLDERS’ EQUITY (DEFICIENCY)

600,000,000 common shares authorized, at $0.001 par value 89,968,358 shares issued and outstanding (2008 - 88,450,000 shares issued and outstanding)	89,968	88,450
Capital in excess of par value	43,850	(42,550)
Deficit accumulated during the pre-exploration stage	(133,111)	(106,063)

Total Shareholders’ Equity (Deficiency)	707	(60,163)

	$ 6,286	$ 2,256

The accompanying notes are an integral part of these financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-exploration Stage Company)
Statement of Operations
For the years ended October 31, 2009 and 2008 and for the period from June 28, 2006 (date of inception) to October 31, 2009

	October 31, 2009	October 31, 2008	June 28, 2006 to Oct. 31, 2009

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration costs	413	-	4,357
Administrative	26,635	40,643	128,754

NET LOSS FROM OPERATIONS	$ (27,048)	$ (40,643)	$ (133,111)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	88,720,384	88,450,000

The accompanying notes are an integral part of these financial statements.

PATTERSON BROOKE RESOURCES INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period June 28, 2006 (date of inception) to October 31, 2009

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance June 28, 2006 (date of inception)	-	$ -	$ -	$ -

Issuance of common shares for cash – October 17, 2006	75,000,000	75,000	(72,000)	-

Issuance of common shares for cash – October 31, 2006	13,450,000	13,450	13,450	-

Net operating loss for the period ended October 31, 2006	-	-	-	(9,639)

Capital contributions – expenses	-	-	4,000	-

Net operating loss for the period ended October 31, 2007	-	-	-	(55,781)

Capital contributions – expenses	-	-	12,000	-

Net operating loss for the period ended October 31, 2008	- -	-	-	(40,643)

Issuance of common shares for debt – August 27, 2009	1,518,358	1,518	74,400	-

Net operating loss for the period ended October 31, 2009	-	-	-	(27,048)

Capital contribution – expenses	-	-	12,000	-

Balance, October 31, 2009	89,968,358	$ 89,968	$ 43,850	$ (133,111)

The accompanying notes are an integral part of these financial statements

PATTERSON BROOKE RESOURCES INC.
(Pre-exploration Stage Company)
Statement of Cash Flows
For the years ended October 31, 2009 and 2008 and for the period from June 28, 2006 (date of inception) to October 31, 2009

	October 31, 2009	October 31, 2008	June 28, 2006 (date of inception) to October 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (27,048)	$ (40,643)	$ (133,111)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	12,000	12,000	28,000
Changes in accounts payable	4,342	3,586	20,695

Net Cash Provided (Used) in Operations	(10,706)	(25,057)	(84,416)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	14,736	24,449	60,802
Proceeds from issuance of common stock	-	-	29,900

Cash flows from financing activities	14,736	24,449	90,702

Net (Decrease) Increase in Cash	4,030	(608)	6,286

Cash at Beginning of Year	2,256	2,864	-

CASH AT END OF YEAR	$ 6,286	$ 2,256	$ 6,286

NON-CASH TRANSACTIONS

Shares issued for debt	$ 75,918	$ -	$ 75,918

The accompanying notes are an integral part of these financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009
1.           ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on June 28, 2006 with the authorized common stock of 200,000,000 shares at $0.001 par value.  On February 14, 2008, the shareholders approved the increase of the authorized share capital from 200,000,000 shares at $0.001 par value to 600,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

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

On October 31, 2009, the Company had a net operating loss carry forward of $133,111.  The tax benefit of approximately $40,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2027 through 2030.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009

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

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent account pronouncements will have a material impact of its financial statements.

3.           ACQUISITION OF MINING CLAIMS

The Company acquired one 4 unit metric claim known as the Alice claim located 70 miles east of Yellowknife, North West Territories.  The claim is located on the east side of Sunset Lake, a widened part of the Beaulieu River and comprises approximately 200 acres.  The claim expiry date is May 24, 2010 but the Company has a grace period of 90 days in which to either pay cash in lieu of doing assessment work or actually do the work on the claim.   The amount to be incurred is $357 which will maintain the claim in good standing for a further year.

The claim has a 1% net smelter royalty associated with it payable to the vendor of the claim which will only be a factor when and if the claim is ever put into commercial production.

The claim has not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at October 31, 2009, officers-directors had acquired 83% of the common capital stock issued, and have made no interest, demand loans of $609 and have made contributions to capital of $28,000 in the form of expenses paid for the Company.

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

On August 27, 2009, certain creditors of the Company accepted 1,518,358 common shares at a price of $0.05 per share in consideration of amounts owed to them of $75,918. With the shares issued for debt, there are now issued and outstanding 89,968,358 common shares with a par value of $0.001 per share.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009

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

7.          SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through to January 27, 2010 and has found no material subsequent events to report.