Form 10-Q
period 2010-01-31
Patterson Brooke Resources Inc.
filed 2010-02-09
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

February 8,  2010: 89,968358 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Patterson Brooke Resources Inc. (Pre-exploration stage company) at January 31, 2010 (with comparative figures as at October 31, 2009) and the statement of operations for the three months ended January 31, 2010 and 2009 and for the period from June 28, 2006 (date of inception) to January 31, 2010 and the statement of cash flows for the three months ended January 31, 2010 and 2009 and for the period from June 28, 2006 (date of inception) to January 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the first quarter ended January 31, 2010 are not necessarily indicative of the results that can be expected for the year ending October 31, 2010.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)

BALANCE SHEETS

(Unaudited – Prepared by Management)

	January 31, 2010 (Unaudited)	October 31, 2009 (Audited)

ASSETS

CURRENT ASSETS

Cash	$ 1,021	$ 6,286

Total Current Assets	$ 1,021	$ 6,286

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 500	$ 4,970
Accounts payable - related parties	3,108	609
Total Current Liabilities	3,608	5,579

STOCKHOLDERS’ DEFICIENCY

Common Stock
600,000,000 shares authorized, at $0.001 par value 89,968,358 shares issued and outstanding	89,968	89,968
Capital in excess of par value	46,850	43,850
Deficit accumulated during the pre-exploration stage	(139,405)	(133,111)

Total Stockholders’ Deficiency	(2,587)	707

	$ 1,021	$ 6,286

The accompanying notes are an integral part of these unaudited financial statements

PATTERSON BROOKE RESOURCES INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS
For the three months ended January 31, 2010 and 2009 and for the period
June 28, 2006 (Date of Inception) to January 31, 2010

(Unaudited – Prepared by Management)

	Three months ended January 31, 2010	Three months ended January 31, 2009	June 28, 2006 (date of inception) to January 31, 2010

REVENUES	$ -	$ -	$ -

EXPENSES
Accounting and audit	1,250	1,250	27,500
Bank charges	35	36	694
Consulting	-	-	17,500
Edgarizing	125	125	5,600
Exploration expenses	-	-	1,413
Filing fees	-	-	1,622
Geological report	-	-	2,944
Incorporation costs	-	-	1,084
Legal	-	-	8,697
Management fees	3,000	3,000	39,000
Office	609	630	7,854
Rent	1,275	982	12,955
Telephone	-	-	2,307
Transfer agent’s fees	-	605	7,536
	6,294	6,628	136,706

NET LOSS FROM OPERATIONS BEFORE INCOME TAX	(6,294)	(6,628)	(136,706)

INCOME TAX PENALTY	-	-	(2,699)

NET LOSS FROM OPERATIONS	$ (6,294)	$ (6,628)	$ (139,405)

NET LOSS PER COMMON SHARES

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	89,968,358	88,450,000

The accompanying notes are an integral part of these unaudited financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the three months ended January 31, 2010 and 2009 and the period June 28, 2006 (Date of Inception) to January 31, 2010

(Unaudited – Prepared by Management)

	For the three months ended January 31, 2010	For the three months ended January 31, 2009	From June28, 2006 (date of inception) to January 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (6,294)	$ (6,628)	$ (139,405)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable	(4,470)	(1,463)	16,225
Contributed capital – expenses	3,000	3,000	31,000

Net Change in Cash from Operations	(7,764)	(5,091)	(92,180)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	2,499	3,107	63,301
Proceeds from issuance of common stock	-	-	29,900
	2,499	3,107	93,201

Net Increase (Decrease) in Cash	(5,265)	(1,984)	1,021

Cash at Beginning of Period	6,286	2,256	-

CASH AT END OF PERIOD	$ 1,021	$ 272	$ 1,021

The accompanying notes are an integral part of these unaudited financial statements.

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010
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

On January 31, 2010, the Company had a net operating loss carry forward of $139,405.  The tax benefit of approximately $41,800 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2014 through 2030.

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
January 31, 2010

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
January 31, 2010

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at January 31, 2010, officers-directors had acquired 85% of the common capital stock issued, and have made no interest, demand loans of $3,108 and have made contributions to capital of $31,000 to the Company in the form of expenses paid for the Company.

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

PATTERSON BROOKE RESOURCES INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

(Unaudited – Prepared by Management)

7.              SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through to
February 15, 2010 and has found no material subsequent events to report.

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

LIQUIDITY AND CAPITAL RESOURCES

Patterson has had no revenue since inception and its accumulated deficit is $139,405.  To date, the growth of Patterson has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Alice claim in good standing.

The plan of operations during the next twelve months is for us to maintain the Alice claim in good standing with the Yukon Government and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $32,000 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,500), work undertaken by the independent accountant ($4,000), Edgar fees ($625), filing fees to maintain Patterson in good standing with the State of Nevada and payment to our registrant ($275), exploration activities on the Alice claim (estimated at $17,500), rent ($3,600), office and miscellaneous ($1,000), payments to the transfer agent ($1,000) and payment to third party creditors in the amount of $500.  At present, we do not have sufficient funds to pay for future expenses and eliminate accounts payable unless our director is willing to continue to lend money to the Company.  A total of $58,663 cash plus expenses of $4,030 has already been advanced to date.

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

On March 14, 2007 we formalized, in the form of a Loan Agreement, an arrangement with our President whereby he has advanced $20,000 in cash to the Company to date, and would advance a further $20,000 during the next quarter, if required, in order to provide the Company with additional working capital.  This loan does not bear interest and has no fixed terms of repayment although repayment may be demanded by the President. At the present date, he has advanced $58,663 cash plus expenses of $4,030 to the Company.

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

The Alice Claim, being located in a northerly latitude, is subject to long, cold winters with snowfall accumulations.  Accordingly our planned work can not be undertaken until the fall 2010.

We intend to finance this work with a combination of cash on hand together with additional loan capital to be advanced by our President (who is also our controlling stockholder).  To date our President has advanced $62,693 to the Company and he has agreed to advance an additional $2,500 during the next quarter, if required at that time.

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

The number of shares subject to Rule 144 is 70,000,000.   Share certificates representing these shares have the appropriate legend affixed on them.

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

As of January 31, 2010, Gordon Brooke assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  He concluded, during the quarter ended January 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  He realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which he considers to be material weaknesses.

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

ITEM 4T.                      CONTROLS AND PROCEDURES

There were no changes in Paterson’s internal controls over financial reporting during the three months ended January 31, 2010 that have materially affected, or are reasonably likely to material affect, Paterson’s internal control over financial reporting.  Nevertheless, management will have to introduce the above mentioned changes in internal control and procedures to protect Paterson’s assets.

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

We are financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $62,693.  He has agreed to continue advancing money to the Company for the immediate future.  Without these loan advances we would be forced to go out of business.  We will have to raise additional funds in the next twelve months to satisfy our cash requirements.

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

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to January 31, 2010, the date of our most quarterly period, is $139,405.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity, expected during the fall of  2010.  Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

 We may be unable to meet property maintenance requirements or acquire necessary mining licenses and thereby lose our interest in the Alice Claim.

In order to maintain ownership of the Alice Claim we must make an annual payment, or expend certain minimum amounts on the exploration of the mineral claim, in the amount of at least $450 by May 24 in each year, including 2010.   Our failure to make such payment or expenditures within the time required will result in the loss of our interest in the Alice Claim.  Even if we do make the annual payment in lieu of doing work because we are not able to obtain the necessary licenses to conduct mining operations on the property in a timely fashion, we would realize no benefit from our expenditure to maintain title to the property.

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

Our directors and officers currently own 75,000,000 shares of common stock after the 25 to 1 stock split representing approximately 83% of our outstanding shares.  Our director has 5, 000,000 free trading shares from the filing of an effective Form S-1.  Assuming that he sells his 5,000,000 shares, he will still own 70,000,000 shares of common stock representing approximately 78% of our outstanding shares.  As a result, he will have substantial influence over our operations and can effect certain corporate transactions without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

There has been no sale of our securities during the quarter ended January 31, 2010.

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

PATTERSON BROOKE RESOURCES INC.
(Registrant)

Date: February 9, 2010	B. GORDON BROOKE
Chief Executive Officer, President ,
Chief Financial Officer, Secretary Treasurer
And Director