Form 10-Q
period 2010-04-30
CLEANTECH TRANSIT, INC.
filed 2010-06-14
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission File Number 333-139797

CLEANTECH TRANSIT, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0505768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

21020 North Pima Road, Scottsdale, Arizona 85255
(Address of principal executive offices)

(888) 870-4823
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a small reporting company)	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐   No   ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

June 1,  2010: 89,968,358 common shares

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	1

	Balance Sheet as at April 30, 2010 and October 31, 2009	2

	Statement of Operations For the three and six months ended April 30, 2010 and 2009 and for the period June 28, 2006 (Date of Inception) to April 30, 2010	3

	Statement of Cash Flows For the three and six months ended April 30, 2010 and 2009 and for the period June 28, 2006 (Date of Inception) to April 30, 2010	4

	Notes to the Financial Statements.	5

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	10

ITEM 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION	11

ITEM 1.	Legal Proceedings	11

ITEM 1A.	Risk Factors	11

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	(Removed and Reserved)	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	27

	SIGNATURES	28

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying balance sheets of Cleantech Transit, Inc. at April 30, 2010 (with comparative figures as at October 31, 2009) and the statement of operations for the three and six months ended April 30, 2010 and 2009 and for the period from June 28, 2006 (date of inception) to April 30, 2010 and the statement of cash flows for the three and six months ended April 30, 2010 and 2009 and for the period from June 28, 2006 (date of inception) to April 30, 2010 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2010 are not necessarily indicative of the results that can be expected for the year ending October 31, 2010.

CLEANTECH TRANSIT, INC.
(Development Stage Company)

BALANCE SHEETS

(Unaudited – Prepared by Management)

	April 30, 2010 (Unaudited)	October 31, 2009 (Audited)

ASSETS

CURRENT ASSETS

Cash	$-	$6,286

Total Current Assets	$-	$6,286

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$58,543	$4,970
Accounts payable - related parties	3,609	609
Total Current Liabilities	62,152	5,579

STOCKHOLDERS’ DEFICIENCY

Common Stock
600,000,000 shares authorized, at $0.001 par value 89,968,358 shares issued and outstanding	89,968	89,968
Capital in excess of par value	49,850	43,850
Deficit accumulated during the pre-exploration stage	(201,970)	(133,111)

Total Stockholders’ Deficiency	(62,152)	707

	$-	$6,286

The accompanying notes are an integral part of these unaudited financial statements

CLEANTECH TRANSIT, INC.
(Development Stage Company)

STATEMENT OF OPERATIONS

For the three and six months ended April 30, 2010 and 2009 and for the period
June 28, 2006 (Date of Inception) to April 30, 2010

(Unaudited – Prepared by Management)

	Three months ended April 30, 2010	Three months ended April 30, 2009	Six months ended April 30, 2010	Six Months Ended April 30, 2009	June 28, 2006 (date of inception) to April 30, 2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Accounting and audit	1,860	1,250	3,110	2,500	29,360
Bank charges	12	36	48	72	706
Consulting	-	-	-	-	17,500
Edgarizing	125	125	250	250	5,725
Exploration expenses	-	413	-	413	1,413
Filing fees	-	-	-	-	1,622
Geological report	-	-	-	-	2,944
Incorporation costs	-	-	-	-	1,084
Investors’ relations	11,955	-	11,955	-	11,955
Legal	44,603	-	44,603	-	53,300
Management fees	3,000	3,000	6,000	6,000	42,000
Office	160	297	768	926	8,014
Rent	850	900	2,125	1,883	13,805
Telephone	-	-	-	-	2,307
Transfer agent’s fees	-	-	-	605	7,536
	62,565	6,021	68,859	12,649	199,271
NET LOSS FROM OPERATIONS BEFORE INCOME TAX	(62,565)	(6,021)	(68,859)	(12,649)	(199,271)

INCOME TAX PENALTY	-	-	-	-	(2,699)

NET LOSS FROM OPERATIONS	$(62,565)	$(6,021)	$(68,859)	$(12,649)	$(201,970)

NET LOSS PER COMMON SHARES

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

AVERAGE OUTSTANDING SHARES

Basic	89,968,358	88,450,000	89,968,358	88,450,000

The accompanying notes are an integral part of these unaudited financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)

STATEMENT OF CASH FLOWS

For the three and six months ended April 30, 2010 and 2009 and the period June 28, 2006 (Date of Inception) to April 30, 2010

(Unaudited – Prepared by Management)

	For the six months ended April 30, 2010	For the six months ended April 30, 2009	From June 28, 2006 (date of inception) to April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(68,859)	$(12,649)	$(201,970)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable	53,573	(88)	74,268
Contributed capital – expenses	6,000	6,000	34,000

Net Change in Cash from Operations	(9,286)	(6,737)	(93,702)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	3,000	8,594	63,802
Proceeds from issuance of common stock	-	-	29,900
	3,000	8,594	93,702

Net Increase (Decrease) in Cash	(6,286)	1,857	-

Cash at Beginning of Period	6,286	2,256	-

CASH AT END OF PERIOD	$-	$4,113	$-

The accompanying notes are an integral part of these unaudited financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2010
(Unaudited – Prepared by Management)

1.           ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on June 28, 2006 under the name of Patterson Brooke Resources Inc. with the authorized common stock of 200,000,000 shares at $0.001 par value. On February 14, 2008, the shareholders approved the increase of the authorized share capital from 200,000,000 shares at $0.001 par value to 600,000,000 shares at $0.001 par value.

On April 7, 2010, the Company amended its Articles of Incorporation to change its corporate name from “Patterson Brooke Resources Inc.” to “Cleantech Transit, Inc.”.

Originally the Company was organized for the purpose of acquiring and developing mineral properties. The Company has decided to allow the Alice claim to lapse without renewing it on May 24, 2010 or within the 90 day grace period. Therefore, the Company is no longer a pre-exploration company but is considered a development company.

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

On April 30, 2010, the Company had a net operating loss carry forward of $201,970. The tax benefit of approximately $60,500 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2014 through 2030.

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

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

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

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Mineral Property Acquisition Costs

Cost of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Cost incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests when proven and probable reserves have been identified, due to lower level of confidence that the identified mineralized material can ultimately be mined economically.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair value due to their short term maturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent account pronouncements will have a material impact of its financial statements.

3.           ACQUISITION OF MINING CLAIMS

The Company acquired one 4 unit metric claim known as the Alice claim located 70 miles east of Yellowknife, North West Territories. The claim is located on the east side of Sunset Lake, a widened part of the Beaulieu River and comprises approximately 200 acres. The claim expiry date is May 24, 2010 but the Company has a grace period of 90 days in which to either pay cash in lieu of doing assessment work or actually do the work on the claim. The Company has decided to allow the Alice claim to lapse without renewing it within the 90 day grace period. The Company will no longer have any rights to the minerals on the Alice claim and will have no liabilities attached to it.

The claim has a 1% net smelter royalty associated with them payable to the vendor of the claims which will only be a factor when and if the claims are ever put into commercial production.

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs might not be recoverable.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at April 30, 2010, officers-directors had acquired 83% of the common capital stock issued, and have made no interest, demand loans of $3,608 and have made contributions to capital of $34,000 to the Company in the form of expenses paid for the Company.

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

6.           LETTER OF INTENT

On March 10, 2010, the Company entered into a Letter of Intent with Greentech Holdings LLC, a limited liability company registered under the laws of Nevis, who owns certain intellectual property, know-how, trade secrets, data, materials, blue prints, drawings, copyrights, technology, brand names, logos, designs and manufacturing techniques for hybrid buses and motor coaches, including Hybrid Low Floor GTH40, Interurban GTI40 and Commuter Coach GTC45 which the Company wishes to acquire in order to develop, manufacture and distribute eco-friendly buses and luxury motor coaches in China. As at June 1, 2010, this Letter of Intent has not been finalized and no formal agreement has been signed.

Two of the directors of the Company are members of Greentech Holdings LLC.

7.           CONTRACTUAL COMMITMENT

On March 15, 2010, the Company entered into an agreement with Bakerview Investors Relations, Inc., an independent company incorporated under the laws of the State of Washington, whereby commencing March 15, 2010 and continuing until March 14, 2012, the Company will pay on the first day of each month the sum of $7,500 for work performed under this agreements comprising marketing and investor relation services.

8.           GOING CONCERN

The Company will need additional working capital to service its debt and to expand its operations, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

9.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through June 1, 2010 and has found no material subsequent events to report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our financial statements and the notes thereto, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Our Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words such as: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Financial Condition as of April 30, 2010

We reported no current assets on April 30, 2010. Total current liabilities reported of $62,152 consisted of $58,543 in accounts payable and $3,609 in accounts payable - related parties.

Stockholders’ Deficiency increased from a deficiency of -$707 at October 31, 2009 to a deficiency of $62,152 at April 30, 2010.

Background

We were incorporated under the laws of the State of Nevada on June 28, 2006 under the name Patterson Brooke Resources Inc. to identify and acquire a mineral property that held the potential to contain gold and/or silver mineralization. In early 2010, due to the global economic crisis, a challenging environment for raising capital and the lack of suitable drill targets discovered on the Alice Claim, we decided to shift our business focus to begin to explore opportunities in the development and production of hybrid, electric, alternative fuel and diesel heavy duty transit buses, luxury motor coaches and tour buses. In furtherance of that, on April 7, 2010, we amended our Articles of Incorporation to change our corporate name to Cleantech Transit, Inc. Our mission is to become a leading company in both the public and private transportation bus and coach industries, providing high quality engineered modern eco-friendly vehicles in a cost conscious and environmentally sustainable manner.

In October 2006 we purchased the Alice Claim, situated in NWT, Canada, for $1,000 from Mr. Max Braden, an independent unrelated prospector of Yellowknife, NWT to explore for minerals.

On October 31, 2006 we closed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 538,000 common shares were sold at the price of $0.05 per share to raise $26,900.

On February 14, 2008, we conducted a 25 to 1 forward stock split of all of our issued and outstanding shares.

On March 10, 2010, we entered into a Letter of Intent with Greentech Holdings LLC (“Greentech”) outlining the terms upon which the parties will enter into a definitive agreement for the purchase of certain assets in the clean technology urban mass transit sector from Greentech in exchange for 32,000,000 shares of our common stock.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our financial statements for the fiscal year ended October 31, 2009 included in our Annual Report on Form 10-K filed on January 26, 2010. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

Basic and Diluted Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with Accounting Standard Codification (“ASC”) 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

As of, and for the three months ended April 30, 2010, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2009 included in our Annual Report on Form 10-K filed on January 26, 2010.

Comparison of Three and Six Months Ended April 30, 2010 and April 30, 2009

Results of Operations, Three Months Ended	April 30, 2010	April 30, 2009

Accounting and audit	$1,860	$1,250
Bank charges	12	36
Edgarizing	125	125
Exploration expenses	-	413
Investors’ relations	11,955	-
Legal	44,603	-
Management fees	3,000	3,000
Office	160	297
Rent	850	900
Total Expenses	$62,565	$6,021

Total expenses for the three months ended April 30, 2010 increased to $62,565 from $6,021 for the three months ended April 30, 2009, due largely to an increase in investors’ relations expenses from $0 in 2009 to $11,955 in 2010 and an increase in legal expenses from $0 in 2009 to $44,603, which increases are primarily attributed to an increase in professional costs and fees associated with the shift in our business focus and our fundraising efforts.

Results of Operations, Six Months Ended	April 30, 2010	April 30, 2009

Accounting and audit	$3,110	$2,500
Bank charges	48	72
Edgarizing	250	250
Exploration expenses	-	413
Investors’ relations	11,955	-
Legal	44,603	-
Management fees	6,000	6,000
Office	768	926
Rent	2,125	1,883
Transfer agent’s fees	-	605
Total Expenses	$68,859	$12,649

Total expenses for the six months ended April 30, 2010 increased to $68,859 from $12,649 for the six months ended April 30, 2009, due largely to an increase in investors’ relations expenses from $0 in 2009 to $11,955 in 2010 and an increase in legal expenses from $0 in 2009 to $44,603, which increases are primarily attributed to an increase in professional costs and fees associated with the shift in our business focus and our fundraising efforts.

Expenses or other cash flows in these periods may not be indicative of future periods as we are in the early development stage.

Period from inception, June 28, 2006, to April 30, 2010

We had an accumulated deficit during this period of $201,970.

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of April 30, 2010, we had no cash or other current assets. We currently have no revenue from operations. During the six month period ended April 30, 2010, we funded our operations from the proceeds of private sales of shares of our common stock and convertible debt offerings. We plan to continue further financings, and we believe that this will provide sufficient working capital to fund our operations for at least the next six months. In order to meet our more aggressive plans to enter and expand our operations in the bus and motor coach vehicle transportation industry, we will need to raise a significant amount of capital through equity or debt financings. There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed. Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing shareholders.

For the six month period ended April 30, 2010, we had no cash provided by operating activities. During the six month period ended April 30, 2010, we received a total of $3,000 cash in contributions from our director.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.

Prior Financings

On August 27, 2009, certain of our creditors accepted 1,518,358 common shares at a price of $0.05 per share in consideration of amounts owed to them of $75,918.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

We are a smaller reporting company as defined by rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of April 30, 2010 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. These material weaknesses include the following:

●              Our Audit Committee does not function as it should since there is a lack of independent directors due to Gordon Brooke being the sole member of the Audit Committee.

●              We do not have a written internal control procedurals manual which outlines the duties and reporting requirements of the officers.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control policies.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.       RISK FACTORS

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Risks Related to Financing Our Business

We will need to obtain additional financing to fully implement our business plan. If we do not obtain such financing, we may have to reduce or cease our activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or generate positive cash flow in the future. We will require additional financing in order to implement the various stages of our business plan. We will also require additional financing to sustain our business operations if we are not successful in receiving revenues at the levels that we anticipate. We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required. Because of the worldwide economic downturn or because of other reasons, we may not be able to raise any additional funds that we require on favorable terms, if any. The failure to obtain necessary financing may impair our ability to manufacture our products and continue in business. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

Our ability to generate positive cash flow is uncertain.

To develop and expand our business, we will need to make significant up-front investments in our manufacturing capacity and incur research and development, sales and marketing and general and administrative expenses. In addition, our growth will require a significant investment in working capital. Our business will require significant amounts of working capital to meet our production requirements and support our growth. Therefore, even after the proceeds of this Offering, we will need to raise additional capital from investors to meet our production requirements and achieve our expected growth.

We cannot provide any assurance that we will be able to raise the debt and equity necessary to meet these requirements. Obtaining capital will be challenging, due to the current environment in the financial markets and current world instability. If adequate funds are not available or are not available on acceptable terms when required, we may be required to significantly curtail our operations and may not be able to fund our current production requirements — let alone fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance our products, or respond to competitive pressures. Any failure to obtain such additional financing could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to raise additional capital to pursue our commercialization plans and may be forced to delay product development, reduce our sales and marketing efforts or forego attractive business opportunities.

If we are successful in raising financing proceeds we believe this will permit us to complete the development of a limited number of product prototypes that can be evaluated by potential customers, and to pay for certain other operating costs. However, even if we are successful in raising such proceeds, we will need to raise additional funds in order to implement our intended operating plan. If we are unable to raise additional capital or are unable to do so on acceptable terms, we may be prevented from conducting all or a portion of our planned operations. In particular, the development or expansion of our business could be delayed or aborted if we are unable to fund our activities. In addition, we may be forced to reduce our sales and marketing efforts or forego attractive business opportunities. If we fail to execute our strategy to achieve and maintain profitability in the future, we may fail to meet expectations of investors, and the price of our common shares may decline, which would adversely affect our ability to raise additional capital.

Our Stockholders may suffer significant dilution if we raise additional capital.

If we raise additional capital, we expect it will be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the price at which we offer such securities may not bear any relationship to our value, the net tangible book value per share may decrease, the percentage ownership of our current stockholders would be diluted, and any equity securities we may issue in such offering or upon conversion of convertible debt securities issued in such offering, may have rights, preferences or privileges with respect to liquidation, dividends, redemption, voting and other matters that are senior to or more advantageous than our common stock.

We are a new company with limited operating history. We have no track record to determine if our planned business will be financially viable or successful.

Although our management team has substantial experience in the bus and motor coach vehicle transportation industry, we have only recently commenced operations of the business described herein, and we have not yet manufactured or sold any buses or vehicles to customers. Until we are actually in the marketplace for a demonstrable period of time, it is impossible to determine if our business strategies will be viable or successful. Although the bus and motor coach industries are not new, the market for eco-friendly buses and motor coaches is relatively new. The viability of our business will, to some extent, rely both upon the demand for eco-friendly, novel buses and motor coaches by both public transit agencies and authorities and by private customers. It is impossible to give any assurance of our future viability or success in generating revenues or profits.

Because we may never have net income from our operations, our business may fail and then investors may lose all of their investment in our company.

We have no history of revenues and profitability from operations. There can be no assurance that we will ever operate profitably. The success of our company is significantly dependent on uncertain events, including development of successful commercial prototypes of products, successful testing of those prototypes by third parties, establishing satisfactory manufacturing arrangements and processes, and obtaining orders from customers for our products. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Before receiving revenues from sales to customers of our products, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses. If we are unable to generate significant revenues from sales of our products, we will not be able to earn profits or continue operations. We can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We recently commenced operations and have a limited operating history. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries, and by companies engaged in overseas operations, including manufacturing in China. Some of these risks and uncertainties relate to our ability to:

•	establish and maintain our market position;

•	respond to competitive market conditions;

•	increase awareness of our brand;

•	respond to changes in our regulatory environment;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business; and

•	attract, retain and motivate qualified personnel.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

If we obtain debt financing, we will face risks associated with financing our operations.

If we obtain debt financing, we will be subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, and the risk that we will not be able to renew, repay, or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. If we enter into secured lending facilities and are unable to pay our obligations to our secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including driving revenue growth and enhancing operating results by generating customer demand for and acceptance of our innovative buses and vehicles, establishing successful sales, marketing and distribution networks and reducing operating costs through efficient manufacturing arrangements in China and elsewhere. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all. Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition; we may have difficulty in achieving our strategic objectives. Any failure to implement our business strategy successfully may adversely affect our business, financial condition and results of operations. In addition, we may decide to alter or discontinue certain aspects of our business strategy at any time.

The continuation or worsening of current recessionary economic conditions could have a material adverse effect on our profitability and financial condition.

We are in the midst of a significant global recession. Current conditions are causing significant global economic uncertainty, thus subjecting us to significant planning risk with respect to our business and potential pricing pressure on our products. We cannot predict when the recession will end or what our prospects will be once the recession has ended and markets resume to more normal conditions. In addition, the recession may last longer and/or be more severe than we currently anticipate. The continuation of current economic conditions for an extended period of time or the worsening of such conditions could have a material adverse effect on our business.

Risks Related to Our Business and Industry

We have no experience in manufacturing or assembling our products on a large scale basis, and if we do not develop adequate manufacturing and assembly processes and capabilities to do so in a timely manner, we may be unable to achieve our growth and profitability objectives.

We intend to manufacture and assemble initially only a limited number of buses for prototypes and initial sales, and we have no experience manufacturing or assembling products on a large scale, although certain of our officers have manufacturing experience at previous employers. Although we will rely in part on our third party manufacturer in China, if in the future we acquire our own manufacturing facility, we would need to incur the costs associated with developing and operating a manufacturing facility. We do not know whether our manufacturing arrangements will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market such products. Even if we are successful in developing manufacturing capabilities and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our target market. Our failure to develop these manufacturing processes and capabilities, if necessary, in a timely manner could prevent us from achieving our growth and profitability objectives.

Any failures or delays in the testing of our intended prototype buses could negatively affect our customer relationships and increase our manufacturing costs.

We intend initially to manufacture and make available to a small number of potential customers several prototype hybrid buses. Any failures or delays in those evaluations by potential customers could harm our business. In addition, if the customers do not have a favorable evaluation of our prototype buses, our business could be adversely affected. Any such negative evaluations or failures could require us to modify our designs, provide new buses for evaluation and delay commercial manufacturing of our products.

Because hybrid vehicles have not yet been fully accepted by our intended customers, we face barriers to acceptance of our products which means we may never generate significant revenues.

Our business is based, in part, on the assumption that public and private transportation bus and coach clients will increasingly desire modern, eco-friendly, hybrid heavy duty transit buses and luxury motor coaches, and that we will be able to provide such products at comparable or superior quality and at a lower price than our competitors. We cannot assure you that such considerations will be an important factor in the purchasing decisions of public or private customers. These considerations may not be as important to customers as we believe, or we may not be able to provide high quality, novel buses and motor coaches at competitive prices, either of which would have a material adverse effect on our financial condition and results of operations. Although we believe there currently is significant government support for hybrid buses and fuel-efficient buses and vehicles, there may be resistance to accepting new products, in particular until such products have a proven record of safety and cost-effectiveness. Consequently, we may not be able to sustain marketplace presence long enough to experience customer acceptance of alternate fuels to replace combustion engines to power vehicles. Without acceptance of hybrid and other eco-friendly vehicles, acceptance of many of our products will not result.

The success of our business depends in part upon factors beyond the control of our company. We may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of our business and intended business is dependent upon many factors beyond our control, including customer demand for our products, governmental decisions relating to public transit and alternate energy policies, actions by our competitors, and environmental regulation. These factors cannot be accurately predicted, and any one or a combination of these factors may result in our company not receiving an adequate return on invested capital. These factors may have material and negative effects on our financial performance and our ability to continue operations.

Even if we develop a backlog of customer orders, if we are unable to fill our backlog of orders, or if our clients do not provide a “notice to proceed”, our business will be adversely affected.

Even if we develop a backlog of customer orders from transit authorities or other customers, if we are unable to satisfy our entire backlog of orders, we will not be able to fully recognize the revenues from such a backlog, and we could lose the underlying contracts. Similarly, if our customers do not provide us with a “notice to proceed” for the entire backlog of orders, we will not be able to fully recognize the revenues form such a backlog. Our ability to convert backlog into recognizable revenue will be inherently uncertain.

We will depend on our suppliers, some of which are limited sources of supply, and the loss of these suppliers could materially and adversely affect our business, results of operations and financial condition.

Our design and development activities will rely on significant use of commercially available components. We intend to obtain some of our critical components from limited sources and generally will not maintain significant inventories or generally have long-term or exclusive supply contracts with our vendors. If any of the commercially available components we will use fails to perform as expected, or if our rights to use, modify and resell these components are restricted, we would have to find replacement components and may not be able to do so on terms that are acceptable to us or at all, and that could result in added expenses, schedule or delivery delays, customer dissatisfaction and damages being assessed against us, any of which could have a material adverse effect on our business, results of operations and financial condition.

We may experience delays in receiving products from vendors from time to time due to lack of availability, quality control, manufacturing problems, shortages of materials or components, or product design difficulties. We may experience delays in the future, and replacement products may not be available when needed, or at all, or at commercially reasonable rates or prices. If we were to change some of our vendors, we would have to perform additional testing procedures on the product supplied by the new vendors and might have to reconfigure our products to integrate any new components, which could delay the availability of, or make unavailable, our products. Furthermore, our costs could increase significantly if we need to change vendors. If we do not receive timely deliveries of quality products, or if there are significant increases in the prices of these products, our business, financial condition and results of operations could be affected adversely.

Government funding programs and priorities can change quickly and in ways potentially adverse to our receipt of, and continued performance of, particular contracts.

We expect that some of our principal customers will be municipal and other local transit authorities, as well as private companies that contract with local and regional governments, all of whom rely on funding from various levels of government to purchase transit buses. While government funding for transit buses has been relatively stable in recent years, any change in government funding or legislation could severely curtail funding to our customers thereby adversely affecting our ability to procure new contracts and perform existing contracts. There can be no assurance that this funding will continue to be available at current levels, on the same terms or at all. Our revenue production capability in particular and our future business prospects in general could be hurt if federal, and key state and local, governmental entities determined not to support the emerging market for eco-friendly and “green” buses and motor coaches.

Other than funds provided under the American Reinvestment and Recovery Act (“ARRA”), most of the total funding for purchases of new transit buses by municipalities in the United States is, subject to certain exceptions, provided by the federal government through allocations to the Federal Transit Administration (“FTA”). There can be no assurance that this funding will be continued or that governmental policy in the United States and abroad will not change in a manner that it is adverse to transit buses and favors funding of forms of public transit other than transit buses. Any decline in or changes to the terms of governmental funding for purchases of new transit buses could have a material adverse effect on our business, financial condition and results of operations.

Internationally, our customers may include private operators that are awarded “turn key” operating contracts from local and regional governments. As with funding in the United States, there can be no assurance that this local and regional government funding will be continued or that governmental policy will not change in a manner that it is adverse to our business. Any decline in or changes to the terms of governmental funding for purchases of new transit buses could have a material adverse effect on our business, financial condition and results of operations.

Because we sell capital equipment, our business is subject to our customers’ capital budget, and we may suffer delays or cancellations of orders and the effects of the worldwide economic downturn.

Our customers will include public transit authorities, private corporations and individuals.  Sales to public transit authorities will depend on the level of funding available to purchase replacement buses or new capital equipment such as buses and other vehicles.  Similarly, sales to corporations and similar entities will depend on the funding available to purchase replacement or new capital equipment.  Sales to individuals will depend on the individual customers having the discretionary income available to make significant new capital purchases.  We will also be dependent, to a significant degree, upon receiving orders from federal, state and local government entities, and accordingly, our business will be subject to all of the risks inherent in the sales process for government entities and the competing demands on federal, state and local funds.  Any economic slowdown can affect all purchasers and manufactures of capital equipment, and we cannot assure you that our business will not be significantly impaired as a result of the worldwide economic downturn.

Changes in tax policies and governmental incentives may reduce or eliminate the economic benefits that make our products attractive to customers.

In some jurisdictions, such as the United States, governments provide tax benefits and incentives to our customers for clean-air vehicles, including tax credits, rebates and reductions in applicable tax rates.  Any reduction in, or elimination of, these tax benefits or incentives may have an adverse effect on our business, financial condition and results of operations.

We may be subject to lengthy sales cycles.

Particularly with respect to sales to government entities, we may be subject to lengthy sale cycles that may last months or years.  These lengthy and challenging sales cycles may mean that it could take longer before our sales and marketing efforts result in revenue, if at all, and may have adverse effects on our operating results, financial condition, cash flows and stock price.

Our business may become substantially dependent on contracts that are awarded through competitive bidding processes.

We may sell a significant portion of our buses pursuant to contracts that are subject to competitive bidding, including contracts with municipal and other local transit authorities.  Competition for, and negotiation and award of, contracts in the United States and foreign markets present varied risks, including, but not limited to:

•	investment of substantial time and resources by management for the preparation of bids and proposals with no assurance that a contract will be awarded to us;

•
the requirement to certify as to compliance with numerous laws (for example, socio-economic, small business and domestic preference) for which a false or incorrect certification can lead to civil and criminal penalties;

•	the need to estimate accurately the resources and cost structure required to service a contract; and

•
the expenses and delays that we might suffer if our competitors protest a contract awarded to us, including the potential that the contract may be terminated and a new bid competition may be conducted.

If we are unable to win contracts awarded through the competitive bidding process, we may not be able to operate in the market for products and services that are provided under those contracts for a number of years.  If we are unable to consistently win new contract awards over any extended period, or if we fail to anticipate all of the costs and resources that will be required to secure and perform such contract awards, our growth strategy and our business, financial condition and results of operations could be materially and adversely affected.

Our ability to compete will be largely dependent on our ability to innovate and integrate more effectively than our competitors.

Our future prospects depend in part on our ability to take advantage of important trends in the automotive and transportation industry.  At least for the foreseeable future, we will be a relatively small competitor in these markets, and substantially all of the raw materials and components we will use to manufacture our buses will be commercially available to our competitors.  Our ability to compete in our business will be largely dependent on our ability to innovate, integrate and source components more effectively than our competitors.

Current requirements under “Buy America” legislation may change and become more onerous.

Manufacturers of new buses for use in the United States must comply with “Buy America” legislation in order for new bus purchases to qualify for federal funding.  “Buy America” legislation requires that buses purchased with federal funds contain a minimum of 60% U.S. content by cost and that final assembly take place in the United States.  There can be no assurance that the current “Buy America” requirements will not change and become more onerous.  Alternatively, should “Buy America” requirements become less stringent, foreign competitors without significant U.S. operations may be able to penetrate the U.S. market and gain market share.  Any changes in “Buy America” legislation may have a material adverse effect on our business, financial condition and results of operations.

We face significant competition in the mass transit bus industry, and many of our competitors have longer operating histories, more established products and greater resources than we do.

We face substantial competition in the mass transit bus and motor coach industry in the United States and abroad.  Several of our competitors have substantially greater financial, research and development, engineering, manufacturing and marketing resources than we do, as well as relationships with our primary current and prospective customers that have existed for decades.  Several companies are actively developing and marketing products that already compete against ours, or may soon do so.  Our primary competitors currently include, among others:  New Flyer Industries, Inc., Gillig Corporation, DaimlerChrysler Commercial Buses (Orion Bus Industries), North American Bus Industries, Volvo Bus Corporation (Nova Bus), Custom Coach and Volgren.  Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices, as well as securing supplies at times of shortages.  Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases.  In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our target markets.  As a result, they may be able to devote greater resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can.  Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

We expect to face additional competition from large, experienced, diversified firms, as well as other highly resourceful small business concerns.  Most of the major domestic and foreign bus manufacturers:  (1) have already produced electric and hybrid vehicles; (2) have developed improved electric storage, propulsion and control systems; and/or (3) are now entering or have entered into production, while continuing to improve technology or incorporate newer technology.  If any of these competitors is able to respond more quickly to new or emerging technologies or market developments than we do, our competitive position may suffer.  Additionally, our larger competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel and customer support.  Our competitors may establish relationships among themselves or with third parties that substantially improve their competitive position relative to ours.

There can be no assurance that we will be able to compete successfully against our current or future competitors.  Increased competition may result in price reductions, reduced gross profit margins and loss of market share, any of which would have a material adverse effect on our business, financial condition and results of operations.

Some of our future contracts may be fixed-price contracts, which could subject us to losses if we are not able to perform within the fixed prices that we have negotiated for our contracts.

Some of our contracts that we expect to enter into in the future with customers may be fixed-price contracts.  Fixed-price contracts enable us to benefit from cost savings.  While we may have provisions in multi-year contracts allowing certain price adjustments based upon, among other things, the consumer price index and certain extraordinary cost events, we anticipate that we will be required to carry the burden of covering our costs in excess of the negotiated fixed prices, as adjusted.  If our initial estimates are incorrect, we could lose substantial sums on these contracts.  In addition, some of our future contracts may have provisions relating to audit rights and certain other conditions, which if we fail to meet the terms specified in those contracts, then we may not realize their full benefits.  Our financial condition and results of operations depend on our ability to maximize our earnings from our contracts.  Lower earnings caused by increased costs, particularly those in excess of the fixed prices of the contracts, and cost control problems would have a material adverse effect on our financial condition and results of operations.

We may incur material losses and costs as a result of warranty or recall costs.

Our products are complex and must meet the stringent technical requirements of our customers.  The components used in our buses and other vehicles may contain undetected defects or errors, especially when first introduced, which could result in the failure of our products to perform, damage to our reputation, delayed or lost revenue, product returns, diverted development resources and increased development, service and warranty costs.

We will be subject to product warranty claims in the ordinary course of our business.  We intend to provide warranties that comply with FTA funding guidelines, which is comprised of a 2-year bumper-to-bumper warranty.  In addition, we intend to offer to our customers all warranties provided by our component manufacturers that exceed the one-year base warranty and offer extended warranty options to our customers.  Certain other extended warranties for major subsystems may be purchased from the component suppliers for the benefit of our customers.  In the United States market, we will be responsible for providing all warranty services to our customers even if our component suppliers cannot or will not perform their obligations under their respective warranty service agreements with us, in which case we may have claims against the component suppliers.  We intend to price ongoing warranty costs into our bus purchase contracts.  If we produce poor quality products, develop new products with deficiencies or incorporate components that are defective or fail to perform as expected, or if our component suppliers cannot or will not perform their obligations under their respective warranty service agreements with us, we may incur material unforeseen costs in excess of what we have provided for in our contracts or reserved in our financial statements.  We may be subject to increased warranty claims due to longer warranty periods.  In response to customer demand, some vehicle manufacturers have been providing, and may continue to provide, increasingly longer warranty periods for their products.  As a consequence, customers demand and expect product suppliers, such as us, to provide correspondingly longer product warranties.  As a result, we could incur substantially greater warranty claims in the future.  Similarly, our customers may demand that we bear the cost of the repair and replacement of defective products which are the subject of a recall.  Recall costs are costs incurred when government regulators and/or our customers decide to recall a product due to a known or suspected performance issue, and we are required to participate either voluntarily or involuntarily.  The obligation to repair or replace products could have a material adverse effect on our profitability and financial condition.

We may incur material losses and costs as a result of product liability claims.

As a competitor in the vehicle market, we face an inherent business risk of exposure to product liability claims in the event that our products malfunction and result in personal injury or death.  We will be subject, in the ordinary course of business, to litigation involving product liability and other claims against us related to personal injury and warranties (including wrongful death).  If we manufacture a defective product or damages arise that are not covered by warranty provisions, we may experience material product liability losses in the future.  In addition, we may incur significant costs to defend product liability claims.  We could also incur damages and significant costs in correcting any defects, lose sales and suffer damage to our reputation.  Our product liability insurance coverage may not be adequate for any liabilities we could incur and may not continue to be available on terms acceptable to us.  Significant product liability claims could have a material adverse effect on our business, financial condition and results of operations.  Moreover, the adverse publicity that may result from a product liability claim or perceived or actual defect with our products could have a material adverse effect on our ability to successfully market our products.  We cannot assure you that any product liability insurance that we may obtain will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all.  Any product liability claim brought against us could have a material adverse effect on our reputation and business.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We will be exposed to liabilities that are unique to the products we will provide.  While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business.  It is also not possible to obtain insurance to protect against all operational risks and liabilities.  The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations.  In addition, because the insurance industry in China is still in its early stages of development, business interruption insurance available in China relating to our intended manufacturer in China offers limited coverage compared to that offered in many other countries.  We do not have any business interruption insurance.  Any business disruption or natural disaster could result in substantial costs and diversion of resources.

We may not be able to maintain performance bonds or letters of credit required by our contracts or obtain performance bond and letters of credit required for new contracts.

In the United States, many municipalities and local transit authorities require suppliers to obtain performance bonds from surety companies or letters of credit to ensure that suppliers will perform under purchase agreements.  There is no guarantee that we will be able to access the performance bond market in the future.  There can be no assurance that our customers will not require additional performance security in the future or that either letters of credit or performance bonds will continue to be available to us as security for performance of our contracts or, if available, on favorable terms (including cost) to us.  If the amount of performance security we are required to provide significantly increases or if adequate performance security is not available or if the terms or costs of such security are too onerous, we may lose existing contracts and may not be able to bid on many new contracts, which could result in a material adverse effect on our business, financial condition and results of operations.

We may not be able to keep pace with technological changes, which would make our products and services non-competitive and obsolete.

We expect that the market for hybrid and electric transit buses and motor coaches will be characterized by rapidly changing technologies, frequent new product introductions and evolving industry standards.  If we are unable — for technological or other reasons — to develop, introduce and market new products or enhancements to existing products in a timely manner or in response to changing market conditions or customer requirements, our products and services would become non-competitive and obsolete, which would harm our business, results of operations and financial condition.

We also may not be able to develop the underlying core technologies necessary to create new products and enhancements or to license these technologies from third parties.  Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in allocating engineering resources and overcoming resource limitations;

•	difficulties with suppliers;

•	changing market or competitive product requirements; and

•	unanticipated engineering complexities.

Our business is subject to numerous federal, state and local regulations.

In the United States, China and non-U.S. targeted markets, we will be subject to numerous federal, state and local regulations governing the manufacture and sale of our products.  These legislative and regulatory requirements have had a significant impact on the mass transit bus manufacturing industry and continue to affect the structure of the industry, the location of manufacturing facilities, the sourcing of parts and materials and the source of funding for bus purchases.  Although we believe that we are in material compliance with all applicable federal, state and local regulations, we cannot provide any assurance that we will be able to meet all regulatory requirements.  Failure to comply with any applicable regulatory requirement could have a material adverse effect on our business, financial condition and results of operations.

Failure to successfully reduce manufacturing costs may adversely affect our financial results.

A portion of our strategy relies upon our ability to manufacture buses and other vehicles at a cost that is less than our competitors, so that we can offer vehicles at a lower price to customers.  In particular, our strategy relies on our ability to produce our buses and motor coaches through our manufacturing arrangements in China, together with our assembly activities within the United States, at overall costs that give us a competitive advantage.  If we are not able to manufacture and assemble our products in a cost-effective manner, especially in a time of a worldwide economic downturn, or if these efforts do not generate the level of cost savings that we expect going forward or result in higher than expected costs, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Unforeseen or recurring operational problems at facilities may cause significant lost production, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our manufacturing processes could be affected by operational problems that could impair our production capability.  The facilities of our intended third party manufacturer in China contain complex and sophisticated machines that are used in manufacturing process.  Disruptions at those facilities could be caused by maintenance outages; prolonged power failures or reductions; a breakdown, failure or substandard performance of machines; the effect of noncompliance with material environmental requirements or permits; disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads; fires, floods, earthquakes or other catastrophic disasters; labor difficulties; or other operational problems.  Any prolonged disruption in operations at the facilities of our manufacturers could cause significant lost production, which would have a material adverse effect on our business, financial

Our business could suffer if environmental policies change and no longer encourage the development and growth of environmentally-friendly bus and motor coach technologies.

The interest by automobile manufacturers and bus manufacturers in alternative energy and environmentally-friendly technologies has been driven in part by federal, state and local laws and regulations. Similarly, foreign governmental regulations may also affect our international business and operations. There is no guarantee that these laws and regulations will not change, and any such changes could adversely affect our business.  Although many governments have identified as a significant priority the development of alternative energy sources, we cannot assure you that governments will not change their priorities or that any change they make would not materially affect our revenue or the development of our products.

Our business may become subject to additional future product certification regulations, which may impair our ability to market our products.

We must obtain product certification from governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”), to sell certain of our vehicles in the United States.  A significant portion of our future sales will depend upon sales of products that are certified to meet existing and future air quality and energy standards.  We cannot assure you that our products will meet these standards or, if these standards are met by our products, that our products will continue to meet these standards as our products and the standards evolve.  The failure to comply with these certification requirements could result in the inability to sell our products or their recall or in civil or criminal penalties.

All hybrid fuels, including electricity, pose significant safety hazards, and electric vehicles have not yet been widely used under “real-world” driving conditions.  The development of electric fuel applicable standards is being undertaken by numerous organizations, including the American National Standards Institute, the American Society of Mechanical Engineers, the European Integrated Electric Project, the International Code Council, the International Standards Organization, the National Fire Protection Association, the National Electric Association, the Society of Automotive Engineers, the Canadian Standards Association, the American National Standards Institute and the International Electrotechnical Commission.  Given the number of organizations pursuing electric and fuel cell codes and standards, it is not clear whether universally accepted codes and standards will result and, if so, when.  Although many organizations have identified as a significant priority the development of codes and standards, we cannot assure you that any resulting codes and standards would not materially affect our revenue or the commercialization of our products.  Any new government regulation that affects fuel technologies, whether at the foreign, federal, state or local level, including any regulations relating to installation and servicing of these systems, may increase our costs and the price of our products.  As a result, these regulations may have a negative impact on our business, results of operations and financial condition.

We may be subject to increasing emission regulations in a changing legislative climate.

Because vehicles powered by internal combustion engines cause pollution, there has been significant public pressure in Europe and Asia, and enacted or pending legislation in the United States at the federal level and in certain states, to promote or mandate the use of vehicles with no tailpipe emissions (“zero emission vehicles”) or reduced tailpipe emissions (“low emission vehicles”).  Our hybrid vehicles will be subject to such mandates.  The California Air Resources Board is continuing to modify its regulations regarding its mandatory limits for zero emission and low emission vehicles.  Additional changes to on-highway emissions or performance standards, as well as complying with additional environmental and safety requirements could add to the cost of our products and increase the capital-intensive nature of our business.  In addition, regulations regarding greenhouse gas emissions may add to the cost of manufacturing our products.  Regulatory proposals, if adopted, may have an impact on both our facilities and our products.  We may not be able to efficiently and effectively meet these evolving standards, which could harm our operating results.  The scope of the impact of any greenhouse gas emission regulatory program is still uncertain and we are, therefore, unable to predict the impact to our future operations.  Furthermore, several car manufacturers have challenged these mandates in court and have obtained injunctions to delay these mandates.  Successful challenges to these mandates could adversely effect the implementation of our business plan and strategies which depend, in part, on stricter emissions and fuel efficiency standards.

We may not be able to protect the intellectual property upon which we depend, and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, product and system designs and manufacturing processes.  While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so.  We intend to rely on a combination of patents, trademarks, trade secrets, know-how, and policies and procedures related to confidentiality to protect our intellectual property.

Confidentiality agreements to which we are or may become a party may be breached, in which case we may not have adequate remedies.  Our trade secrets may become publicly available without breach of such agreements or may be independently developed by competitors.  Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any competitive advantages we may have.

Some of our intellectual property is not covered by any patents or patent applications.  Moreover, in the case of patents that may issue, there can be no assurance that the claims allowed are, or will be, sufficiently broad to protect our technology or processes.  Patents that we may hold may be also challenged or invalidated.  Similarly, even if U.S. federal or foreign trademark registrations are granted to us, our trademark rights may be challenged.  Our competitors or others may adopt trademarks similar to ours, thereby impeding our ability to maintain our brand identity and possibly leading to customer confusion.

Asserting, defending and maintaining our intellectual property rights could be difficult and costly, and failure to do so may diminish our ability to compete effectively and may harm our operating results.  We may need to pursue legal action to enforce our intellectual property rights, to protect our trademarks, trade secrets, domain names and other intellectual property rights and to determine the validity and scope of the proprietary rights of others.  Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others and the enforcement of intellectual property rights, especially in China, may be difficult.  We cannot assure you that the outcome of any litigation will be in our favor.  Intellectual property litigation may be costly and may divert management attention, as well as expend our other resources away from our business.  Implementation of China’s intellectual property-related laws has historically been lacking, primarily because of ambiguities in China’s laws and difficulties in enforcement.  Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries.  If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine the priority of rights to the trademark.

Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with patents that we may obtain.  We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology.  Litigation and interference proceedings, even if they are successful, are expensive to pursue and time consuming, and could require the expenditure of a substantial amount of our financial resources.

We have not conducted formal evaluations to confirm that our technology and products do not or will not infringe upon the intellectual property rights of third parties.  As a result, we cannot be certain that our technology and products do not or will not infringe upon the intellectual property rights of third parties.  If infringement were to occur, our development, manufacturing, sales and distribution of such technology or products may be disrupted.  If we are found to be infringing third party proprietary rights, we may, among other things, be required to pay substantial damages, cease the development, manufacture, use, sale or importation of products that infringe upon such intellectual property rights, discontinue processes incorporating the infringing technology, expend significant resources to develop or acquire non-infringing intellectual property, or obtain licenses to the relevant intellectual property.  We cannot offer any assurance that we will prevail in any such intellectual property litigation or, if we were not to prevail in such litigation, that licenses to the intellectual property that we are found to be infringing upon would be available on commercially reasonable terms, if at all.  The cost of intellectual property litigation, as well as the damages, licensing fees or royalties that we might be required to pay could have a material adverse effect on our business and financial results.  In addition, failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products and could require the expenditure of significant resources to develop or acquire non-infringing intellectual property, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our business is dependent on key executives and the loss of any of our key executives could adversely affect our business, future operations and financial condition.

We are dependent on the services of key executives, including our Chief Executive Officer, Philip Oldridge; our President, Ian McAvoy; our Vice President, Design and Engineering, David Oldridge; and our other executive officers.  These officers have many years of experience and an extensive background in the bus and transportation industries.  We may not be able to replace that experience and knowledge with other individuals.  We do not have “key-man” life insurance policies on any of our key executives.  The loss of these persons or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations and financial condition.  In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.

Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key engineering personnel and managers.  Our future business depends upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel for our operations.  We may also have to compete with the other companies in our industry in the recruitment and retention of qualified managerial and technical employees.  Competition for personnel is intense, and confidentiality and covenant-not-to-compete agreements may restrict our ability to hire individuals employed by other companies.  Therefore, we may not be successful in attracting or retaining qualified personnel.  Our failure to attract and retain qualified personnel could seriously harm our business, results of operations and financial condition.  Furthermore, we may not be able to accurately forecast our needs for additional personnel, which could adversely affect our ability to grow.

Our operations could be adversely affected by interruptions of production that are beyond our control.

Our business, financial condition and results of operations may be adversely affected by certain events that we cannot anticipate or that are beyond our control, such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics, breakdowns or impairments of our information system or communication network, or other natural disasters and national emergencies in the U.S. or China that could curtail production and cause delayed deliveries and canceled orders.  Even if our facilities are not directly affected by such events, we could be affected by interruptions at our manufacturers or suppliers.  Such manufacturers or suppliers may be less likely than our own facilities to be able to quickly recover from such events and may be subject to additional risks such as financial problems that limit their ability to conduct their operations.  In addition, global supply disruptions, such as those caused by political or other dislocations, could lead to shortages of raw materials used in our buses or components.  The inability to acquire critical components on commercially reasonable terms, or at all, could delay and increase the cost of manufacturing our buses and result in an adverse effect on our profitability.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent financial fraud.  As a result, current and potential stockholders could lose confidence in our financial reporting.

We are subject to the risk that sometime in the future, our independent registered public accounting firm could communicate to the board of directors that we have deficiencies in our internal control structure that they consider to be “significant deficiencies”.  A “significant deficiency” is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed.  We are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” or “SOX”), which requires our management to annually assess the effectiveness of our internal control over financial reporting.  Based on the recent extension of time announced by the Securities and Exchange Commission (the “Commission” or the “SEC”), our independent registered public accounting firm will be required to issue an attestation report on our internal control over financial reporting beginning with our fiscal years ending on and after October 31, 2010.

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K.  That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.  This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  As of October 31, 2009, the management of the Company assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended October 31, 2009, that its internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules.  Management realized there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.  A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Our intended business, operations and accounting are expected to be substantially more complex than they have been in the past.  It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we are unable to maintain the adequacy of our internal controls, as those standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and cause investors to lose confidence in our reported financial information, either of which could adversely affect the value of our common stock.

As a public company, we will incur significant increased operating costs and our management will be required to devote substantial time to new compliance initiatives.

Although management has significant experience in the mass transit and bus industry, it has only limited experience operating the Company as a public company.  To operate effectively, we will be required to continue to implement changes in certain aspects of our business and develop, manage and train management level and other employees to comply with on-going public company requirements.  Failure to take such actions, or delay in the implementation thereof, could have a material adverse effect on our business, financial condition and results of operations.

The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives.  Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in our annual report on Form 10-K, including an explanatory paragraph as to an uncertainty with the respect to the Company’s ability to continue as a going concern.

The report of Madsen & Associates, CPA’s Inc., our independent registered public accounting firm, with respect to our consolidated financial statements and the related notes for the fiscal year ended October 31, 2009, indicates that there was substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from this uncertainty.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our future activities and hence we might cease to operate.

Our President will be devoting only 25% of his time, approximately 40 hours per month, to our business.  Our Chief Financial Officer and Secretary-Treasurer will be devoting only approximately 10% of his time, or 16 hours per month to our operations.  As a consequence of the limited devotion of time to the affairs of the Company expected from management, our business may suffer.  For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our future business activities are Company might not succeed and hence cease to operate.

One of our directors owns a substantial amount of our common stock and will have substantial influence over our operations.

Gordon Brooke owns 75,000,000 shares of common stock after the 25 to 1 stock split representing approximately 83% of our outstanding shares.  He has 5,000,000 free trading shares from the filing of an effective Form S-1.  Assuming that he sells his 5,000,000 shares, he will still own 70,000,000 shares of common stock representing approximately 78% of our outstanding shares.  As a result, he will have substantial influence over our operations and can effect certain corporate transactions without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

Risks Related to Doing Business Internationally

Our international operations are subject to the Foreign Corrupt Practices Act.

We are subject to the Foreign Corrupt Practices Act (the “FCPA”) and other laws which prohibit improper payments to foreign governments and their officials by U.S. and other business entities.  Our operations in foreign countries create the risk of an unauthorized payment by one of our employees or agents which could be in violation of various laws including the FCPA.  Additionally, the failure to obtain applicable governmental approval and clearances could materially adversely affect our ability to continue to service any government contracts we maintain.  Exports of some of our products to certain international destinations may require shipment authorization from U.S. export control authorities, including the U.S. Departments of Commerce and State, and authorizations may be conditioned on end-use restrictions.

We are exposed to a number of risks related to conducting business in foreign countries, some of which could have an adverse effect on our profitability.

We have or may establish foreign manufacturing, assembly, product development, engineering and research and development operations, including in China or other countries.  International operations are subject to certain risks inherent in doing business abroad, including:

•	political and economic instability;

•	trade, customs and tax risks;

•	currency exchange rates and currency controls;

•	insufficient infrastructure;

•	restrictions on exports, imports and foreign investment;

•	increases in working capital requirements related to long supply chains;

•	difficulty in protecting intellectual property rights;

•	the complexity and necessity of using foreign agents, representatives, distributors, partners, consultants, suppliers and subcontractors;

•
regulations relating to import-export control, investments, employment, accounting, taxation, financing arrangements, payment arrangement, exchange controls, repatriation of earnings, dispute resolution and requirements to expend a portion of program funds locally;

•
the difficulty of managing and operating an enterprise spread over various countries, including delays in placing orders, inventory build-up and slower collection of accounts receivables leading to increased working capital needs;

•	risks to our employees or contractors who are working in foreign locations; and

•
economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships, changes in governments and military and political alliances.

While these factors and their effects are difficult to predict, any one or more of these factors could adversely affect our business, results of operations and financial condition.  Expanding our business in emerging markets is an important element of our strategy and, as a result, our exposure to the risks described above may be greater in the future.  The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable, however, any such occurrences could have an adverse effect on our profitability.

If we do not properly manage foreign sales and operations, our business could suffer.

International activities may be subject to inherent risks, including regulatory limitations restricting or prohibiting the provision of our products and services, unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, fluctuations in currency exchange rates, foreign exchange controls that restrict or prohibit repatriation of funds, technology export and import restrictions or prohibitions, delays from customs brokers or government agencies, seasonal reductions in business activity and potentially adverse tax consequences resulting from operating in multiple jurisdictions.  As a result, if we do not properly manage foreign sales and operations, our business could suffer.

Because some of our assets may be located overseas, stockholders may not receive distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.

Some of our assets, including, for example, raw materials used in the manufacturing of our vehicles in China, may be located in China or in other locations outside of the United States.  To the extent that some of our assets are located overseas, those assets may be outside of the jurisdiction of U.S. courts to administer if we are the subject of an insolvency or bankruptcy proceeding.  As a result, if we declared bankruptcy or insolvency, our stockholders may not receive the distributions on liquidation that they would otherwise be entitled to if those assets were to be located within the U.S., under U.S. bankruptcy law.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

We anticipate that our initial manufacturing operations will be conducted at manufacturing facilities located in the People’s Republic of China (“PRC”), under the jurisdiction of the PRC government.  Accordingly, our results of operations, financial condition and prospects are subject to a degree to economic, political and legal developments in China.  China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources.  While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China.  The PRC government has implemented various measures to encourage economic development and guide the allocation of resources.  Some of these measures benefit the overall PRC economy, but may also have a negative effect on us.  Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth.  Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our intended manufacturer and any operations that we may have in the PRC.

New labor laws in the PRC may adversely affect our results of operations.

On January 1, 2008, the PRC government promulgated the Labor Contract Law of the PRC, or the New Labor Contract Law.  The New Labor Contract Law imposes greater liabilities on employers and significantly impacts the cost of an employer’s decision to reduce its workforce.  These laws, or other new laws in the PRC, may adversely affect our third party contract manufacturer in China, which in turn could have an adverse effect on our financial condition and results of operations.

Unprecedented rapid economic growth in China may increase our costs of doing business, and may negatively impact our profit margins and/or profitability.

Our business depends in part upon the availability of relatively low-cost labor and materials.  Rising wages in China may increase our overall costs of production.  In addition, rising raw material costs, due to strong demand and greater scarcity, may increase our overall costs of production.  If we are not able to pass these costs on to our customers in the form of higher prices, our profit margins and/or profitability could decline.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of the Renminbi, the Chinese currency (“RMB”), against the U.S. Dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions.  A significant fluctuation in the value of RMB could adversely affect the amount that we are required to pay to our intended contract manufacturer in China, which could increase our costs and adversely affect our business.

Future outbreaks of severe acute respiratory syndrome, swine flu or other communicable diseases may have a negative impact on our business and operating results.

In the last few years, several economies in Asia, including Hong Kong and southern China, where our third party manufacturing facilities are expected to be located, were affected by the outbreak of severe acute respiratory syndrome, or SARS, and swine flu. If there is a recurrence of an outbreak of these, or similar infectious or contagious diseases such as avian flu, it could adversely affect our business and operating results. For example, a future outbreak could result in quarantines or closures of some of our manufacturing facilities, and our operations could be seriously disrupted. In addition, an outbreak could negatively affect the willingness of our customers and suppliers to visit our facilities.

Risks Related to Ownership of Our Common Stock

There has been no trading activity in our common stock on the OTC Bulletin Board for a long time.  An extremely limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.  Any trading in our shares may have a significant effect on our stock prices.

Although our common stock is listed for quotation on the OTCBB under the symbol “CLNO.OB”, there have not been any reported trades in our common stock for at least the last year.  There is currently no active trading market for our common stock and such a market may not develop or be sustained.  As a result, any trading price of our common stock on the OTC Bulletin Board may not be an accurate indicator of the trading price of our common stock.  Any trading in our shares could have a significant effect on our stock price.  If a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment.  No assurance can be given that an active market will develop or that a shareholder will ever be able to liquidate its shares of common stock without considerable delay, if at all.  Many brokerage firms may not be willing to effect transactions in the securities.  Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.  These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	limited “public float” in the hands of a small number of persons whose sales (or lack of sales) could result in positive or negative pricing pressure on the market price for our common stock;

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates;

•	our ability to obtain adequate working capital financing;

•	changes in market valuations of similar companies;

•	publication (or lack of publication) of research reports about us;

•	changes in applicable laws or regulations, court rulings, enforcement and legal actions;

•	loss of any strategic relationships;

•	additions or departures of key management personnel;

•	actions by our stockholders (including transactions in our shares);

•	speculation in the press or investment community;

•	increases in market interest rates, which may increase our cost of capital;

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to execute our business plan; and

•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

Our stock is categorized as a penny stock.  Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

As that term is defined in SEC Rule 3a51-1, our stock is categorized as a penny stock, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, including Rule 15g-9, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities and reduces the number of potential investors.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

You should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include:  (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  The occurrence of these patterns or practices could increase the future volatility of our share price.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to our company and stockholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law.  The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no sale of our securities during the quarter ended April 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

3.1	Certificate of Incorporation (incorporated by reference from CTI’s Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

3.2	Articles of Incorporation (incorporated by reference from CTI’s Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

3.3	Amendment to Articles of Incorporation (incorporated by reference from CTI’s Current Report on Form 8-K filed on April 7, 2010, Registration No. 000-52653)

3.4	By-laws (incorporated by reference from CTI’s Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

4.1	Stock Specimen (incorporated by reference from CTI’s Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from CTI’s Registration Statement on Form SB-2 filed on January 4, 2007 Registration No. 333-139797)

10.2	Letter of Intent with Greentech Holdings LLC (incorporated by reference from CTI’s Current Report on Form 8-K filed on March 11, 2010 Registration No. 000-52653)

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH TRANSIT, INC.
(Registrant)

Date: June 11, 2010	/s/ IAN MCAVOY
Ian McAvoy, Chief Executive Officer, President and Director (Principal Executive Officer and Duly Authorized Officer)

Date: June 11, 2010	/s/ B. GORDON BROOKE
B. Gordon Brooke, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Duly Authorized Officer)