Form 10-Q
period 2010-07-31
CLEANTECH TRANSIT, INC.
filed 2010-09-20
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

August 30, 2010: 89,968,358 common shares

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	Financial Statements (unaudited)	1

	Balance Sheet as at July 31, 2010 and October 31, 2009	2

	Statement of Operations For the three and nine months ended July 31, 2010 and 2009 and for the period June 28, 2006 (Date of Inception) to July 31, 2010	3

	Statement of Cash Flows For the three and nine months ended July 31, 2010 and 2009 and for the period June 28, 2006 (Date of Inception) to July 31, 2010	4

	Notes to the Financial Statements.	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	11

ITEM 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION	12

ITEM 1.	Legal Proceedings	12

ITEM 1A.	Risk Factors	28

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

ITEM 3.	Defaults Upon Senior Securities	28

ITEM 4.	(Removed and Reserved)	28

ITEM 5.	Other Information	28

ITEM 6.	Exhibits	28

	SIGNATURES	29

- i -

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in end-user demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter period ended April 30, 2010, filed on June 14, 2010.

As used in this Form 10-Q, “we,” “us,” and “our” refer to Cleantech Transit, Inc., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Cleantech Transit, Inc. at July 31, 2010 (with comparative figures as at October 31, 2009) and the statement of operations for the three and nine months ended July 31, 2010 and 2009 and for the period from June 28, 2006 (date of inception) to July 31, 2010 and the statement of cash flows for the three and nine months ended July 31, 2010 and 2009 and for the period from June 28, 2006 (date of inception) to July 31, 2010 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2010 are not necessarily indicative of the results that can be expected for the year ending October 31, 2010.

CLEANTECH TRANSIT, INC.
(Development Stage Company)

BALANCE SHEETS

	July 31, 2010 (Unaudited)	October 31, 2009 (Audited)

ASSETS

CURRENT ASSETS

Cash	$-	$6,286

Total Current Assets	$-	$6,286

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$49,606	$4,970
Convertible notes payable	69,364	-
Advances - related parties	3,608	609
Total Current Liabilities	122,578	5,579

STOCKHOLDERS’ DEFICIT

Common Stock
600,000,000 shares authorized, at $0.001 par value 89,968,358 shares issued and outstanding	89,968	89,968
Capital in excess of par value	49,850	43,850
Deficit accumulated during the pre-exploration stage	(219,677)	(133,111)
Deficit accumulated during the development stage	(42,719)	-

Total Stockholders’ DEFICIT	(122,578)	707

	$-	$6,286

The accompanying notes are an integral part of these unaudited financial statements

CLEANTECH TRANSIT, INC.
(Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended July 31, 2010	Three months ended July 31, 2009	Nine months ended July 31, 2010	Nine Months Ended July 31, 2009	From May 25, 2010 (Inception of Development Stage) to July 31, 2010

REVENUES	$—	$—	$—	$—	$—

EXPENSES
Accounting and audit	2,100	—	2,100	—	2,100
Filing fees	3,855	—	3,855	—	3,855
Interest	1,376	—	1,376	—	1,376
Investors’ relations	15,000	—	15,000	—	15,000
Legal	11,316	—	11,316	—	11,316
Marketing	6,997	—	6,997	—	6,997
Transfer agent’s fees	75	—	75	—	75
Total Operating Expenses	42,719	—	42,719	—	42,719
NET LOSS FROM CONTINUING OPERATIONS	(42,719)	—	(42,719)	—	(42,719)

DISCONTINUED OPERATIONS	(17,707)	(5,807)	(86,566)	(18,456)	—

NET LOSS	$(60,426)	$(5,807)	$(129,285)	$(18,456)	$(42,719)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	89,968,358	88,450,000	89,968,358	88,450,000

The accompanying notes are an integral part of these unaudited financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended July 31, 2010	For the nine months ended July 31, 2009	From May 25, 2010 (Inception of Development Stage) to July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(129,285)	$(18,456)	$(42,719)

Adjustments to reconcile net loss to net cash used in operating activities:
Convertible notes payable	25,840	-	25,840
Contributed capital – expenses related to discontinued operations	6,000	9,000	-
Changes in operating assets and liabilities:
Accounts payable	16,879	-	16,879
Accounts payable related to discontinued operations	27,757	787	-
Convertible notes payable related to discontinued operations	43,523	-	-

Net cash used in operating activities	(9,286)	(8,669)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties related to discontinued operations	3,000	14,127	-
Proceeds from issuance of common stock	-	-	-
Net cash provided by operating activities	3,000	14,127	-

Net Increase (Decrease) in Cash	(6,286)	5,458	-

Cash at Beginning of Period	6,286	2,256	-

CASH AT END OF PERIOD	$-	$7,714	$-

Noncash financing activities:
Convertible notes	$25,840
Contributed capital – expenses related to discontinued operations	$6,000

The accompanying notes are an integral part of these unaudited financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2010
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Originally the Company was organized for the purpose of acquiring and developing mineral properties. The Company has decided to allow the Alice claim to lapse without renewing it on May 24, 2010 or within the 90 day grace period. Therefore, the Company is no longer a pre-exploration stage company but is now considered a development stage company.

Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and are of a normal recurring nature.  Operating results for the three and nine months ended July 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.

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

On July 31, 2010, the Company had a net operating loss carry forward of $262,396. The tax benefit of approximately $78,700 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2014 through 2030.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

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

4.	CONVERTIBLE NOTES PAYABLE

As at July 31, 1020, the Company had convertible notes payable of $67,988 (October 31, 2009 - $nil) and interest expense relating to these notes of $1,376 for the nine months ended July 31, 2010.  The notes bear interest at a rate of 10% per annum, and are due on demand.  Arrears in payment of the principal and any interest shall bear interest at the rate of 30% per year calculated annually.

5.	DISCONTINUED OPERATIONS

On May 24, 2010 the Company changed its focus from exploration of mineral properties, to manufacturing, marketing and distributing building products. The Company had the following losses from discontinued operations.

Discontinued Operations

	Three months ended July 31, 2010	Three months ended July 31,2009	Nine months ended July 31,2010	Nine months ended July 31, 2009
Accounting and audit	$-	$1,250	$3,110	$3,750
Bank charges	-	24	48	96
Edgarizing	-	125	250	375
Exploration expenses	-	-	-	413
Filing fees	892	375	892	375
Investors’ relations	7,500	-	19,455	-
Legal	-	-	44,603	-
Management fees	-	3,000	6,000	9,000
Marketing	9,065	-	9,065	-
Office	-	33	768	959
Rent	-	900	2,125	2,783
Transfer agent’s fees	250	100	250	705
Discontinued operations	$17,707	$5,807	$86,566	$18,456

6.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at July 31, 2010, officers-directors had acquired 83% of the common capital stock issued,  have made advances of $3,608 that are non-interest bearing and have no fixed terms of repayment, and have made contributions to capital of $34,000 to the Company in the form of expenses paid for the Company.

7.	CAPITAL STOCK

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

8.	LETTER OF INTENT

On March 10, 2010, the Company entered into a Letter of Intent with Greentech Holdings LLC, a limited liability company registered under the laws of Nevis, who owns certain intellectual property, know-how, trade secrets, data, materials, blue prints, drawings, copyrights, technology, brand names, logos, designs and manufacturing techniques for hybrid buses and motor coaches, including Hybrid Low Floor GTH40, Interurban GTI40 and Commuter Coach GTC45 which the Company wishes to acquire in order to develop, manufacture and distribute eco-friendly buses and luxury motor coaches in China. As at September 20, 2010, this Letter of Intent has not been finalized and no formal agreement has been signed.

Two of the directors of the Company are members of Greentech Holdings LLC.

9.	CONTRACTUAL COMMITMENT

On March 15, 2010, the Company entered into an agreement with Evergreen Investor Relations (formerly “Bakerview Investors Relations, Inc.”), an independent company incorporated under the laws of the State of Washington, whereby commencing March 15, 2010 and continuing until March 14, 2012, the Company will pay on the first day of each month the sum of $7,500 for work performed under this agreements comprising marketing and investor relation services.

10.	GOING CONCERN

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

11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through September 20, 2010, which is the date these financial statements were issued.

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

Financial Condition as of July 31, 2010

We reported no current assets on July 31, 2010. Total current liabilities reported of $122,578 consisted of $49,606 in accounts payable, $69,364 in convertible notes payable and $3,608 in advances to related parties.

Stockholders’ deficit increased from a deficit of $707 at October 31, 2009 to a deficit of $122,578 at July 31, 2010.

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

As of, and for the three months ended July 31, 2010, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2009 included in our Annual Report on Form 10-K filed on January 26, 2010.

Comparison of Three and Nine Months Ended July 31, 2010 and July 31, 2009

Results of Operations, Three Months Ended	July 31, 2010	July 31, 2009

Accounting and audit	$2,100	$—
Filing fees	3,855	—
Interest	1,376	—
Investors’ relations	15,000	—
Legal	11,316	—
Marketing	6,997	—
Transfer agent fees	75	—
Expenses from operations	42,719	—
Expenses from discontinued operations	17,707	5,807
Total Expenses	$60,426	$5,807

Total expenses for the three months ended July 31, 2010 increased to $60,426 from $5,807 for the three months ended July 31, 2009, due largely to an increase in investors’ relations expenses from $0 in 2009 to $15,000 in 2010, increase in marketing expenses from $0 in 2009 to $6,997 in 2010 and an increase in legal expenses from $0 in 2009 to $11,316, which increases are primarily attributed to an increase in professional costs and fees associated with the shift in our business focus and our fundraising efforts. Expenses from discontinued operations increased from $5,807 in 2009 to $17,707 in 2010.

Results of Operations, Nine Months Ended	July 31, 2010	July 31, 2009

Accounting and audit	$2,100	$—
Filing fees	3,855	—
Interest	1,376	—
Investors’ relations	15,000	—
Legal	11,316	—
Marketing	6,997	—
Transfer agent fees	75	—
Expenses from operations	42,719	—
Expenses from discontinued operations	86,566	18,456
Total Expenses	$129,285	$18,456

Total expenses for the nine months ended July 31, 2010 increased to $129,285 from $18,456 for the nine months ended July 31, 2009, due largely to an increase in investors’ relations expenses from $0 in 2009 to $15,000 in 2010, an increase in marketing expenses from $0 in 2009 to $6,997 in 2010 and an increase in legal expenses from $0 in 2009 to $15,000, which increases are primarily attributed to an increase in professional costs and fees associated with the shift in our business focus and our fundraising efforts. . Expenses from discontinued operations increased from $18,456 in 2009 to $86,566 in 2010.

 Expenses or other cash flows in these periods may not be indicative of future periods as we are in the early development stage.

Period from inception, June 28, 2006, to July 31, 2010

We had an accumulated deficit during this period of $262,396. Deficit accumulated during the pre exploration stage was $219,676 and accumulated during the development stage was $ 42,719.

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of July 31, 2010, we had no cash or other current assets. We currently have no revenue from operations. During the nine month period ended July 31, 2010, we funded our operations from the proceeds of private sales of shares of our common stock and convertible debt offerings. We plan to continue further financings, and we believe that this will provide sufficient working capital to fund our operations for at least the next nine months. In order to meet our more aggressive plans to enter and expand our operations in the bus and motor coach vehicle transportation industry, we will need to raise a significant amount of capital through equity or debt financings. There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed. Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing shareholders.

For the nine month period ended July 31, 2010, we had no cash provided by operating activities. During the nine month period ended July 31, 2010, we received a total of $3,000 cash in contributions from our director.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of July 31, 2010 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  These material weaknesses include the following:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

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

We are dependent on the services of key executives, including our Chief Executive Officer, Philip Oldridge; our President, Roger Nelsen; our Vice President, Design and Engineering, David Oldridge; and our other executive officers.  These officers have many years of experience and an extensive background in the bus and transportation industries.  We may not be able to replace that experience and knowledge with other individuals.  We do not have “key-man” life insurance policies on any of our key executives.  The loss of these persons or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations and financial condition.  In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

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

Our officers and directors will only be devoting a portion of their time to our operations.  As a consequence of the limited devotion of time to the affairs of the Company expected from management, our business may suffer.  For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our future business activities are Company might not succeed and hence cease to operate.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no sale of our securities during the quarter ended July 31, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The following exhibits are included as part of this report:

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

3.2	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

3.3	Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on April 7, 2010, Registration No. 000-52653)

3.4	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

4.1	Stock Specimen (incorporated by reference from our Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH TRANSIT, INC.
(Registrant)

Date: September 20, 2010	/s/ ROGER NELSEN
Roger Nelsen, Chief Executive Officer, President and Director (Principal Executive Officer and Duly Authorized Officer)

Date: September 20, 2010	/s/ B. GORDON BROOKE
B. Gordon Brooke, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Duly Authorized Officer)