Form 10-Q/A
period 2010-07-31
CLEANTECH TRANSIT, INC.
filed 2010-10-12
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 000-52653

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

August 30, 2010: 89,968,358 common shares

EXPLANATORY NOTE

Cleantech Transit, Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) with respect to its Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, as filed with the Securities and Exchange Commission on September 20, 2010 (the “Original Filing”).  We are filing this Amendment to revise disclosure in Part II, Item 1A. Risk Factors to remove an inapplicable risk factor and in Item 5. Other Information to disclose a resignation from the Company’s Board of Directors.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are also being filed and/or furnished as exhibits to this Form 10-Q/A.

Except as described above, the Original Filing has not been amended, updated or otherwise modified.  The Original Filing, as amended by this Amendment, continues to speak as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing or update or otherwise modify any related or other disclosures, including forward-looking statements.  Accordingly, this Amendment should be read in conjunction with the Company’s Original Filing.

PART II – OTHER INFORMATION

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

One of our stockholders owns a substantial amount of our common stock and will have substantial influence over our operations.

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

ITEM 5.	OTHER INFORMATION

On September 22, 2010, Mr. Gordon Brooke resigned as a member of the Company’s Board of Directors.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

3.2	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

3.3	Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on April 7, 2010, Registration No. 000-52653)

3.4	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

4.1	Stock Specimen (incorporated by reference from our Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH TRANSIT, INC.
(Registrant)

Date: October 12 , 2010	/s/ Roger Nelsen
Roger Nelsen, Chief Executive Officer, Interim Chief Financial Officer, President, Secretary and Director (Principal Executive Officer & Principal Financial Officer)