Form 10-K
period 2010-10-31
CLEANTECH TRANSIT, INC.
filed 2011-02-09
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended October 31, 2010

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from            to

Commission File Number: 000-52653

CLEANTECH TRANSIT, INC.
(Exact name of registrant as specified in charter)

Nevada	98-0505768
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

21020 North Pima Road, Scottsdale, Arizona	85255
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (888) 870-4823

Securities registered pursuant to section 12 (b) of the Act: None
Securities registered pursuant to section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   ☐ Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2010 was approximately $7,933,230 based upon the closing price of $0.53 per share reported for such date on the Over-the-Counter Bulletin Board maintained by the NASD.  Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at January 25, 2011
Common Stock, $.001 par value per share	104,905,074 shares

DOCUMENTS INCORPORATED BY REFERENCE: None.

TABLE OF CONTENTS

i

PART 1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These statements involve risks and uncertainties and relate to future events or future financial performance.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K.  Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events.  In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

As used in this Annual Report on Form 10-K, “we,” “us,” and “our” refer to Cleantech Transit, Inc., which is also sometimes referred to as the “Company,” unless the context otherwise requires.  In addition, references to “dollars” and “$” are to United States dollars.

ITEM 1.	BUSINESS

History and Organization

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

Summary of Significant Events

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

On March 10, 2010, we entered into a Letter of Intent with Greentech Holdings LLC (“Greentech”) outlining the terms of a contemplated definitive agreement for the purchase of certain assets in the clean technology urban mass transit sector from Greentech in exchange for 32,000,000 shares of our common stock. In mid-2010, we decided not to pursue a transaction with Greentech.

On October 13, 2010, we conducted a 3 to 1 forward stock split by way of stock dividend.  In accordance with the forward stock split, we issued a dividend of two shares of common stock of the Company for each share of common stock issued and outstanding as of the record date of October 13, 2010 (the “Stock Dividend”).  The payment date for the Stock Dividend was October 13, 2010.

Planned Business

We are no longer a pre-exploration stage company, but are now considered a development stage company with minimal day-to-day operations as we seek out potential business opportunities.  We have no revenues, have achieved losses since inception, and currently have limited operations.

As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives included raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan. Although our Board of Directors’ preference was to obtain additional funding to pursue the transaction with Greentech, the Board believed that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives included a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations would be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

Employees

At present, we have no employees, other than our sole officer and director.  Our sole officer and director is a part-time employee and will devote about 4-5 hours per week of his time to our operations.  Our sole officer and director does not have an employment agreement with us.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to our sole officer and director.  Our sole officer and director will handle our administrative duties.

Investment Policies

We do not have an investment policy at this time.  Any excess funds the Company has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments.  There are no restrictions on what the directors are able to invest or additional funds held by our Company.   Presently we do not have any excess funds to invest.

Capital Equipment and Expenditures

During the year ended October 31, 2010, we did not acquire any material capital equipment.

Corporate Information

We are responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Q.  The shareholders may read and copy any material filed by us with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.

Our principal executive office is located at: 21020 North Pima Road, Scottsdale, Arizona 85255.  Our telephone number at that address is (888) 870-4823.  Our website address is http://www.cleantechtransit.com/.  The information on our website is not a part of this Annual Report on Form 10-K.

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

To develop and expand our business, we will need to make significant up-front investments in our manufacturing capacity and incur research and development, sales and marketing and general and administrative expenses.  In addition, our growth will require a significant investment in working capital.  Our business will require significant amounts of working capital to meet our production requirements and support our growth.  Therefore, even after the proceeds from any potential offering, we will need to raise additional capital from investors to meet our production requirements and achieve our expected growth.

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

We recently commenced operations and have a limited operating history.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries, and by companies engaged in overseas operations.  Some of these risks and uncertainties relate to our ability to:

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

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully.  Our business strategy envisions several initiatives, including driving revenue growth and enhancing operating results by generating customer demand for and acceptance of our innovative buses and vehicles, establishing successful sales, marketing and distribution networks and reducing operating costs through efficient manufacturing arrangements.  We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan.  If we are unable to do so, our long-term growth and profitability may be adversely affected.  Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all.  Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions or increased operating costs or expenses.  In addition, to the extent we have misjudged the nature and extent of industry trends or our competition; we may have difficulty in achieving our strategic objectives.  Any failure to implement our business strategy successfully may adversely affect our business, financial condition and results of operations.  In addition, we may decide to alter or discontinue certain aspects of our business strategy at any time.

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

In some jurisdictions, such as the United States, governments provide tax benefits and incentives to customers for clean-air vehicles, including tax credits, rebates and reductions in applicable tax rates.  Any reduction in, or elimination of, these tax benefits or incentives may have an adverse effect on our business, financial condition and results of operations.

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

We may sell a significant portion of our products pursuant to contracts that are subject to competitive bidding, including contracts with municipal and other local transit authorities.  Competition for, and negotiation and award of, contracts in the United States and foreign markets present varied risks, including, but not limited to:

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

In the United States, many municipalities and local authorities require suppliers to obtain performance bonds from surety companies or letters of credit to ensure that suppliers will perform under purchase agreements.  There is no guarantee that we will be able to access the performance bond market in the future.  There can be no assurance that our customers will not require additional performance security in the future or that either letters of credit or performance bonds will continue to be available to us as security for performance of our contracts or, if available, on favorable terms (including cost) to us.  If the amount of performance security we are required to provide significantly increases or if adequate performance security is not available or if the terms or costs of such security are too onerous, we may lose existing contracts and may not be able to bid on many new contracts, which could result in a material adverse effect on our business, financial condition and results of operations.

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

Asserting, defending and maintaining our intellectual property rights could be difficult and costly, and failure to do so may diminish our ability to compete effectively and may harm our operating results.  We may need to pursue legal action to enforce our intellectual property rights, to protect our trademarks, trade secrets, domain names and other intellectual property rights and to determine the validity and scope of the proprietary rights of others.  Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others and the enforcement of intellectual property rights, may be difficult.  We cannot assure you that the outcome of any litigation will be in our favor.  Intellectual property litigation may be costly and may divert management attention, as well as expend our other resources away from our business.  If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine the priority of rights to the trademark.

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

Our future performance is highly dependent upon the continued services of key engineering personnel and managers.  Our future business depends upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel for our operations.  We may also have to compete with the other companies in our industry in the recruitment and retention of qualified managerial and technical employees.  Competition for personnel is intense, and confidentiality and covenant-not-to-compete agreements may restrict our ability to hire individuals employed by other companies.  Therefore, we may not be successful in attracting or retaining qualified personnel.  Our failure to attract and retain qualified personnel could seriously harm our business, results of operations and financial condition.  Furthermore, we may not be able to accurately forecast our needs for additional personnel, which could adversely affect our ability to grow.

Our operations could be adversely affected by interruptions of production that are beyond our control.

Our business, financial condition and results of operations may be adversely affected by certain events that we cannot anticipate or that are beyond our control, such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics, breakdowns or impairments of our information system or communication network, or other natural disasters and national emergencies that could curtail production and cause delayed deliveries and canceled orders.  Even if our facilities are not directly affected by such events, we could be affected by interruptions at our manufacturers or suppliers.  Such manufacturers or suppliers may be less likely than our own facilities to be able to quickly recover from such events and may be subject to additional risks such as financial problems that limit their ability to conduct their operations.  In addition, global supply disruptions, such as those caused by political or other dislocations, could lead to shortages of raw materials used in our buses or components.  The inability to acquire critical components on commercially reasonable terms, or at all, could delay and increase the cost of manufacturing our buses and result in an adverse effect on our profitability.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K.  That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.  This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  As of October 31, 2010, the management of the Company assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended October 31, 2010, that its internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules.  Management realized there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.  A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

Our management has only limited experience operating the Company as a public company.  To operate effectively, we will be required to continue to implement changes in certain aspects of our business and develop, manage and train management level and other employees to comply with on-going public company requirements.  Failure to take such actions, or delay in the implementation thereof, could have a material adverse effect on our business, financial condition and results of operations.

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

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this annual report on Form 10-K, including an explanatory paragraph as to an uncertainty with the respect to the Company’s ability to continue as a going concern.

The report of Madsen & Associates, CPA’s Inc., our independent registered public accounting firm, with respect to our consolidated financial statements and the related notes for the fiscal year ended October 31, 2010, indicates that there was substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from this uncertainty.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our future activities and hence we might cease to operate.

Our sole officer and director will only be devoting a portion of his time to our operations.  As a consequence of the limited devotion of time to the affairs of the Company expected from management, our business may suffer.  For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our future business activities are Company might not succeed and hence cease to operate.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments outstanding at the present time.

ITEM 2.	PROPERTIES

We currently maintain our registered offices at 21020 North Pima Road, Scottsdale, Arizona 85255.

ITEM 3.	LEGAL PROCEEDINGS

To the best of management’s knowledge, there are no material legal proceedings pending against the Company.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock has been listed on the Over-the-Counter Bulletin Board (“OTCBB”) maintained by the Financial Industry Regulatory Authority under the Symbol “CLNO,” since March 15, 2010.  Prior to that time, there was no public market for our common stock.  The table below lists the high and low closing prices per share of our common stock since our stock was first traded, as quoted on the OTCBB.

Fiscal 2010	High	Low
First Quarter	$-	$-
Second Quarter	$0.53	$0.53
Third Quarter	$0.47	$0.47
Fourth Quarter	$0.51	$0.51

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions.  All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Approximate Number of Holders of Common Stock

As of January 25, 2011, there were 41 shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name.”

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors.
We do not  anticipate paying any dividends in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended October 31, 2010, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

None.

ITEM 6.	SELECTED FINANCIAL INFORMATION

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our financial statements and the notes thereto, which form an integral part of the financial statements, which are attached hereto.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Our Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words such as: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-K.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

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

Summary of Significant Accounting Policies

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed below.

Accounting Methods

We recognize income and expenses based on the accrual method of accounting.

Dividend Policy

We have not yet adopted a policy regarding payment of dividends.

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

On October 31, 2010, the Company had a net operating loss carry forward of $280,988. The tax benefit of approximately $84,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2026 through 2030.

Statement of Cash Flows

For the purposes of the statement of cash flows, we consider all highly liquid investments with a maturity of three months or less to be cash equivalents.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts payable, and convertible notes payable approximate fair values because of the immediate or short-term maturity of these financial instruments.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on the Company’s financial statements.

Financial Condition as of October 31, 2010

We reported no current assets as of October 31, 2010.  Total current liabilities reported of $141,170 consisted of $9,252 in accounts payable and $131,918 in convertible notes payable.

Stockholders’ deficit increased from a deficit of $707 at October 31, 2009 to a deficit of $141,170 at October 31, 2010.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2010 annexed hereto.

Comparison of Fiscal Years Ended October 31, 2010 and October 31, 2009

	October 31, 2010	October 31, 2009

Accounting and audit	$3,516	$—
Filing fees	5,210	—
Interest	2,927	—
Investors’ relations	15,000	—
Legal	24,386	—
Marketing	8,997	—
Transfer agent fees	1,275	—
Expenses from operations	61,311	—
Expenses from discontinued operations	86,566	27,048
Total Expenses	$147,877	$27,048

Total expenses for the year ended October 31, 2010 increased to $61,311 from $nil for the year ended October 31, 2009, due largely to an increase in investors’ relations expenses from $0 in 2009 to $15,000 in 2010, increase in marketing expenses from $0 in 2009 to $8,997 in 2010 and an increase in legal expenses from $0 in 2009 to $24,386, which increases are primarily attributed to an increase in professional costs and fees associated with the shift in our business focus and our fundraising efforts. Expenses from discontinued operations increased from $27,048 in 2009 to $86,566 in 2010.

Expenses or other cash flows in these periods may not be indicative of future periods as we are in the early development stage.

Period from inception, June 28, 2006, to October 31, 2010

We had an accumulated deficit during this period of $280,988. Deficit accumulated during the pre exploration stage was $219,677 and accumulated during the development stage was $61,311.

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of October 31, 2010, we had no cash or other current assets, a decrease from the period ending October 31, 2009 where total assets were $6,286.  We currently have no revenue from operations and have not generated any revenue from operations since inception.  Since inception and prior to the year ended October 31, 2010, our Company was funded by a private placement of shares and advances by a former director.  During the year ended October 31, 2010, we funded our operations from convertible debt offerings and capital contributions for expenses.  We plan to continue further financings, however, we do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans and our business will then likely fail.

For the year ended October 31, 2010, we had no cash provided by operating, investing or financing activities.

We continue to operate with very limited administrative support and our current sole officer and director is responsible for many duties to preserve our working capital.

Prior Financings

On August 27, 2009, certain of our creditors accepted 4,555,074 common shares at a price of $0.02 per share in consideration of amounts owed to them of $75,918.

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

Contractual Obligations

The Company has no contractual obligations as of October 31, 2010 and 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended October 31, 2010 have been examined by our independent accountants, Madsen & Associates CPA’s Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of October 31, 2010 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of October 31, 2010 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

In performing the above-referenced assessment, our management identified the following material weaknesses:

●              Our Audit Committee does not function as it should since there is a lack of independent directors due to Roger Nelsen being the sole member of the Audit Committee.

●              We do not have a written internal control procedurals manual which outlines the duties and reporting requirements of the officers.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control policies.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Our present management feels the weaknesses identified above, being the latter three, have not had any material affect on our financial results.  Our present management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Audit Committee to advise other members as to correct accounting and reporting procedures.

We will endeavor to correct the above noted weaknesses in internal control once we have adequate funds to do so.  Appointing independent members and using the services of an expert on the Audit Committee will greatly improve the overall performance of the Audit Committee.  With the addition of other Board Members and staff, the segregation of duties issue will be addressed and will no longer be a concern to management.  Having a written policy manual outlining the duties of each of our officers and staff will facilitate better internal control procedures.

Our present management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9 B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company.  Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers.  There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer

		Present Position	Has Served As
Name	Age	and Offices	Director Since

Roger Nelsen	64	President, Chief Executive, Interim Chief Financial Officer, Secretary and Sole Director	2010

The Board of Directors is comprised of only one class.  All directors serve for a term of one year and until their successors are elected at the Company’s Annual Shareholders’ Meeting and are qualified, subject to removal by the Company’s shareholders.   Each executive officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests.  The information below with respect to our directors and executive officers includes each individual’s experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he or she should serve as a director and/or executive officer.

Biographies

Set forth below are brief accounts of the business experience during the past five years of our sole officer and director.

Roger Nelsen.  Since January 2010, Mr. Nelsen has served as Secretary and Director of UV Flu Technologies, Inc., a company listed on the OTC Bulletin Board, under the symbol “UVFT.” From 1996 to 2010 he served as Senior Vice President at Eco-Rx, Inc., a company specializing in the air purification industry.  Prior to that, he was the principle of Nelsen & Associates, an independent health care sales and consulting organization.  From 1980 to 1991 he held senior positions with medical equipment manufacturers Retec, USA and Everest & Jennings.  His highly successful career in the sector began in 1973 with a lengthy period at several divisions of Johnson & Johnson.  Mr. Nelsen was educated at the University of Connecticut, with a B.S. in Business Administration received in 1969.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions.  Our Board of Directors, currently comprised of one director, Mr. Nelsen, performs the functions of audit, nominating and compensation committees.  As of the date of this Form 10-K, no member of our Board of Directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Director Nominations

As of October 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.  We have not established formal procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2010, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

Code of Ethics

On October 31, 2006, the Board of Directors adopted a Code of Business Conduct and Ethics to ensure that potential conflicts of interest are avoided or declared to the Company and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002.  Our Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of the Company and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders.  Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.  A copy of our Code of Business Conduct and Ethics can be found on our Registration Statement on Form SB-2 filed with the SEC on January 4, 2007.

ITEM 11.           EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.  Executive compensation for the year ended October 31, 2010 and October 31, 2009 is set forth in the following summary:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Roger Nelsen	2010	$-	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer, President, Interim Chief Financial Officer	2009	$-	$-	$-	$-	$-	$-	$-	$-

B. Gordon Brooke	2010	$-	$-	$-	$-	$-	$-	$-	$-
Former Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director(1)	2009	$-	$-	$-	$-	$-	$-	$-	$-

Ian McAvoy	2010	$-	$-	$-	$-	$-	$-	$-	$—
Former Director, Chief Executive Officer and President (2)	2009	$-	$-	$-	$-	$-	$-	$-	$-

(1) On March 10, 2010, B. Gordon Brooke resigned as the Chief Executive Officer and President of the Company.  On September 22, 2010, Mr. B. Gordon Brooke resigned as a Director, Chief Financial Officer, Treasurer and Secretary of the Company.

(2) On June 24, 2010, Mr. Ian McAvoy, resigned as a Director, President and Chief Executive Officer of the Company.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our former directors and non-executive directors for the fiscal year ended October 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

B. Gordon Brooke(1)	$-	$-	$-	$-	$-	$-	$-

Ian McAvoy(2)	$-	$-	$-	$-	$-	$-	$-

David Oldridge(1)	$-	$-	$-	$-	$-	$-	$-

(1) Resigned as a director on September 22, 2010.
(2) Resigned as a director on June 24, 2010.

Outstanding Equity Awards at Fiscal 2010 Year-End

None of our named executive officers had any outstanding equity awards as of the fiscal year ended October 31, 2010.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table

None.

Other Compensation

None.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Compensation Summary set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Compensation Committee

The Company does not have a separate Compensation Committee.  Instead, the Company’s Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers the Company’s stock option plans and other benefit plans, and considers other matters.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

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

Additionally, our By-laws provide that we will indemnify our officers and directors to the fullest extent permitted by the Nevada Revised Statutes, provided the officer or director acts in good faith and in a manner which he or she reasonably believes to be in or not opposed to our best interest, and with respect to any criminal matter, had no reasonable cause to believe that his or her conduct was unlawful.   Our By-laws also provide that, to the fullest extent permitted by Section 78.751 of the Nevada Revised Statutes, we will pay the expenses of our officers and directors incurred in defending a civil or criminal action, suit or proceeding, as they are incurred and in advance of the final disposition of the matter, upon receipt of an undertaking acceptable to the Board of Directors for the repayment of such advances if it is ultimately determined by a court of competent jurisdiction that the officer or director is not entitled to be indemnified.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934 or the Rules and Regulations of the Securities and Exchange Commission thereunder may be permitted under said indemnification provisions of the law, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, any such indemnification is against public policy and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 25, 2011, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	B. Gordon Brooke 115 Argelene Street Mississauga, Ontario, Canada, L5G 1X1	15,000,000	14.3%
Common Stock	Strand Group, Inc. Henville Building Charlestown, Nevis	47,275,074	45.1%
Common Stock	Roger Nelsen 21020 North Pima Road, Scottsdale, Arizona 85255	-	-%

Common Stock	All Officers and Directors as a Group	-	-%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Description of Securities

Our authorized capital consists of 600,000,000 shares of common stock, par value $0.001 per share, of which 104,905,074 shares are issued and outstanding as of January 25, 2011.

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

Non-Cumulative Voting

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

Transfer Agent

We have engaged the services of Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, USA, 89014, to act as transfer and registrar.

Holders

We have 41 shareholders of record as at the date of January 25, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On March 10, 2010, the Company entered into a Letter of Intent with Greentech Holdings LLC, a limited liability company registered under the laws of Nevis, who owns certain intellectual property, know-how, trade secrets, data, materials, blue prints, drawings, copyrights, technology, brand names, logos, designs and manufacturing techniques for hybrid buses and motor coaches, including Hybrid Low Floor GTH40, Interurban GTI40 and Commuter Coach GTC45 which the Company wished to acquire in order to develop, manufacture and distribute eco-friendly buses and luxury motor coaches in China. Two of the former directors of the Company are members of Greentech Holdings LLC.

Further, during the year ended October 31, 2010, officers and directors paid expenses on behalf of the Company totaling  $6,000.  In addition, as at October 31, 2010, certain officers and directors have made contributions to capital of $34,000 in the form of expenses paid for the Company.

Other than the foregoing, there were no material transactions, or series of similar transactions, since the Company’s inception and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Review, Approval or Ratification of Transactions with Related Persons

Although we have adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family.  Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred.  If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any.  Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence
As of the date of this Form 10-K, none of our directors can be considered “independent directors” due to our sole director’s role as sole officer of the Company.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Madsen & Associates CPA’s, Inc. for the fiscal periods shown.

	October 31, 2010	October 31, 2009
Audit Fees	$8,550	$8,000
Audit Related Fees		—
Tax Fees		—
All Other Fees		—
Total	$8,550	$8,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended October 31, 2010.  The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

3.2	Articles of Incorporation (incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

3.3	By-laws (incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on January 4, 2007; Registration No. 333-139797

3.4	Amendment to Articles of Incorporation (incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 7, 2010, Registration No. 000-52653)

4.1	Stock Specimen Certificate (incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on January 4, 2007; Registration No. 333-139797

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on January 4, 2007 Registration No. 333-139797)

10.2	Letter of Intent with Greentech Holdings LLC (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 11, 2010 Registration No. 000-52653)

14.1	Code of Ethics (incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on January 4, 2007 Registration No. 333-139797)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith.

Financial Statements.

The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates, CPA’s Inc.	F-1

Balance Sheet as at October 31, 2010 and 2009	F-2

Statement of Operations for the years ended October 31, 2010 and 2009 and for the period from May 25, 2010 (Inception of Development Stage) to October 31, 2010	F-3

Statement of Stockholders’ (Deficit) Equity for the period from November 1, 2008 to October 31, 2010	F-4

Statements of Cash Flows for the years ended October 31, 2010 and 2009 and for the period from May 25, 2010 (Inception of Development Stage) to October 31, 2010	F-5

Notes to the Financial Statements	F-6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEANTECH TRANSIT, INC.
(Registrant)

Date: February 8, 2011	/s/ Roger Nelsen
Roger Nelsen, Chief Executive Officer and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Roger Nelsen	Chief Executive Officer, Interim Chief Financial	February 8, 2011
Roger Nelsen	Officer, President, Secretary and Sole Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cleantech Transit, Inc.
(a Development Stage Company)

We have audited the accompanying balance sheets of Cleantech Transit, Inc. (a Development Stage Company) (the Company) as of October 31, 2010 and 2009, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended October 31, 2010, and for the period from May 25, 2010 (inception of Development Stage) to October 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board
(United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cleantech Transit, Inc. (a Development Stage Company) as of October 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2010, and for the period from May 25, 2010 (inception of Development Stage) to October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated operating losses since inception and has limited business operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are described in the Notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Madsen & Associates CPA’s, Inc.
Murray, Utah
February 4, 2011

CLEANTECH TRANSIT, INC.
(Development Stage Company)

BALANCE SHEETS

	October 31, 2010	October 31, 2009

ASSETS

CURRENT ASSETS

Cash	$-	$6,286

Total Current Assets	$-	$6,286

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$9,252	$5,579
Convertible notes payable	131,918	-
Total Current Liabilities	141,170	5,579

STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock 600,000,000 shares authorized, at $0.001 par value 104,905,074 shares issued and Outstanding (2009 – 269,905,074 shares issued and outstanding)	104,905	269,905
Capital in excess of par value	34,913	(159,650)
Deficit accumulated during the pre-exploration stage	(219,677)	(133,111)
Deficit accumulated during the development stage	(61,311)	-

Total Stockholders’ (Deficit) Equity	(141,170)	707

	$-	$6,286

The accompanying notes are an integral part of these financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ended October 31, 2010	Year ended October 31, 2009	From May 25, 2010 (Inception of Development Stage) to October 31, 2010

REVENUES	$—	$—	$—

EXPENSES
Accounting and audit	3,516	—	3,516
Filing fees	5,210	—	5,210
Interest	2,927	—	2,927
Investors’ relations	15,000	—	15,000
Legal	24,386	—	24,386
Marketing	8,997	—	8,997
Transfer agent’s fees	1,275	—	1,275
Total Operating Expenses	61,311	—	61,311
NET LOSS FROM CONTINUING OPERATIONS	(61,311)	—	(61,311)

DISCONTINUED OPERATIONS	(86,566)	(27,048)	—

NET LOSS	$(147,877)	$(27,048)	$(61,311)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS
Basic and diluted	$(0.00)	$(0.00)

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	267,644,800	266,161,152

The accompanying notes are an integral part of these financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
November 1, 2008 to October 31, 2010

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit during Exploration Stage	Accumulated Deficit during Development Stage

Balances, November 1, 2008	265,350,000	265,350	(219,450)	(106,063)	-

Issuance of common shares for debt August 27, 2009	4,555,074	4,555	71,363	-	-
Net loss for the year ended October 31, 2009	-	-	-	(27,048)	-
Capital contribution – expenses	-	-	12,000	-	-

Balances, October 31, 2009	269,905,074	269,905	(136,087)	(133,111)	-

MEMO: Forward split of shares of 3:1 October 13, 2010				-	-
Shares surrendered and cancelled October 26, 2010	(165,000,000)	(165,000)	165,000	-	-
Capital contributions – expenses	-	-	6,000	-	-
Net loss for the year ended October 31, 2010	-	-	-	(86,566)	(61,311)

Balances, October 31, 2010	104,905,074	104,905	34,913	(219,677)	(61,311)

The accompanying notes are an integral part of these financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended October 31, 2010	Year ended October 31, 2009	From May 25, 2010 (Inception of Development Stage) to October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(147,877)	$(27,048)	$(61,311)

Adjustments to reconcile net loss to net cash used in operating activities:
Notes issued for expenses	88,395	-	88,395
Notes issued for expenses related to discontinued operations	43,523
Contributed capital – expenses related to discontinued operations	6,000	12,000	-

Changes in operating assets and liabilities:
Accounts payable	(27,084)		(27,084)
Accounts payable related to discontinued operations	30,757	19,078	-

Net cash used in operating activities	(6,286)	4,030

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-	-

Net Increase (Decrease) in Cash	(6,286)	4,030	-

Cash at Beginning of Period	6,286	2,256	-

CASH AT END OF PERIOD	-	6,286	-

Noncash financing activities:
Notes issued for expenses	$88,395
Notes issued for expenses related to discontinued operations	43,523
Contributed capital – expenses related to discontinued operations	$6,000

The accompanying notes are an integral part of these financial statements.

Cleantech Transit, Inc.
(Development Stage Company)
Notes to Financial Statements
October 31, 2010

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

Originally the Company was organized for the purpose of acquiring and developing mineral properties. The Company has decided to allow the Alice claim to lapse without renewing it on May 24, 2010. Therefore, the Company is no longer a pre-exploration stage company but is now considered a development stage company as defined under FASB ASC 915 formerly Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and commenced operations in both the public and private transportation bus and coach industries, providing high quality engineered modern eco-friendly vehicles in a cost conscious and environmentally sustainable manner.  For the period from inception on May 25, 2010 through October 31, 2010, the Company has generated $nil in revenues and has accumulated losses of $61,311.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On October 31, 2010, the Company had a net operating loss carry forward of $280,988. The tax benefit of approximately $84,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2026 through 2030.

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

Cleantech Transit, Inc.
(Development Stage Company)
Notes to Financial Statements
October 31, 2010

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts payable, and convertible notes payable approximate fair values because of the immediate or short-term maturity of these financial instruments.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

Cleantech Transit, Inc.
(Development Stage Company)
Notes to Financial Statements
October 31, 2010

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on the Company’s financial statements.

3.           CONVERTIBLE NOTES PAYABLE

As at October 31, 2010, the Company had convertible notes payable of $131,918 (October 31, 2009 - $nil) including interest expense relating to these notes of $2,927 for the year ended October 31, 2010.  The notes bear interest at a rate of 10% per annum, and are due on demand.  Arrears in payment of the principal and any interest shall bear interest at the rate of 30% per year calculated annually. As of October 31, 2010, no demand for payment has been made on these notes.

4.            DISCONTINUED OPERATIONS

On May 24, 2010 the Company changed its focus from exploration of mineral properties, to manufacturing, marketing and distributing in the urban mass transit sector. The Company had the following losses from discontinued operations.

Discontinued Operations

	October 31, 2010	October 31, 2009
Accounting and audit	$3,110	$7,500
Bank charges	48	132
Edgarizing	250	625
Exploration expenses	-	413
Filing fees	892	-
Interest expense	-	375
Investors’ relations	19,455	-
Legal	44,603	-
Management fees	6,000	12,000
Marketing	9,065	-
Office	768	1,365
Rent	2,125	3,933
Transfer agent’s fees	250	705
Discontinued operations	$86,566	$27,048

5.            SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers and directors paid expenses on behalf of the Company of $6,000 for the year ended October 31, 2010.

As at October 31, 2010, officers-directors had acquired 83% of the common capital stock issued and have made contributions to capital of $34,000 to the Company in the form of expenses paid for the Company.

6.            COMMON STOCK

On August 27, 2009, certain creditors of the Company accepted 4,555,074 common shares in consideration of amounts owed to them of $75,918.

On October 13, 2010, the Company issued a 3 to 1 forward stock split which resulted in an increase in the number of outstanding shares of common stock from 89,968,358 to 269,905,074. All common stock references in these financial statements have been retroactively adjusted to account for this forward stock split.

On October 26, 2010, 165,000,000 shares were surrendered and cancelled.

Cleantech Transit, Inc.
(Development Stage Company)
Notes to Financial Statements
October 31, 2010

7.            LETTER OF INTENT

On March 10, 2010, the Company entered into a Letter of Intent with Greentech Holdings LLC, a limited liability company registered under the laws of Nevis, who owns certain intellectual property, know-how, trade secrets, data, materials, blue prints, drawings, copyrights, technology, brand names, logos, designs and manufacturing techniques for hybrid buses and motor coaches, including Hybrid Low Floor GTH40, Interurban GTI40 and Commuter Coach GTC45 which the Company wishes to acquire in order to develop, manufacture and distribute eco-friendly buses and luxury motor coaches in China. As at February 4, 2011, this Letter of Intent has not been finalized and no formal agreement has been signed.

Two of the former directors of the Company are members of Greentech Holdings LLC.

8.            CONTRACTUAL COMMITMENT

On March 15, 2010, the Company entered into an agreement with Evergreen Investor Relations (formerly “Bakerview Investors Relations, Inc.”), an independent company incorporated under the laws of the State of Washington, whereby commencing March 15, 2010 and continuing until March 14, 2012, the Company will pay on the first day of each month the sum of $7,500 for work performed under this agreements comprising marketing and investor relation services. The contract was terminated on July 31, 2010 by mutual consent.

9.            GOING CONCERN

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