Form 10-Q
period 2011-01-31
CLEANTECH TRANSIT, INC.
filed 2011-03-22
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2011

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

Indicate by check mark whether the registrant  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

March 21, 2011: 104,905,074 common shares, par value $0.001

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	1

	Balance Sheet as at January 31, 2011 and October 31, 2010	2

	Statement of Operations for the three month period ended January 31, 2011 and 2010 and for the period from May 25, 2010 (Inception of Development Stage) to January 31, 2011	3

	Statements of Cash Flows for the three month period ended January 31, 2011 and 2010 and for the period from May 25, 2010 (Inception of Development Stage) to January 31, 2011	4

	Notes to the Financial Statements.	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	10

ITEM 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	11

ITEM 1A.	Risk Factors	11

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

ITEM 3.	Defaults Upon Senior Securities	11

ITEM 4.	(Removed and Reserved)	11

ITEM 5.	Other Information	11

ITEM 6.	Exhibits	11

	SIGNATURES	12

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in end-user demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, filed on February 9, 2011.

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

The accompanying interim financial statements have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended January 31, 2011 are not necessarily indicative of the results that can be expected for the year ending October 31, 2011.

CLEANTECH TRANSIT, INC.
(Development Stage Company)

BALANCE SHEETS

	January 31, 2011 (Unaudited)	October 31, 2010 (Audited)

ASSETS

CURRENT ASSETS

Cash	$75,000	$-

Total Current Assets	$75,000	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$25,345	$9,252
Convertible notes payable	212,456	131,918
Total Current Liabilities	237,801	141,170

STOCKHOLDERS’ (DEFICIT)

Common Stock
600,000,000 shares authorized, at $0.001 par value 104,905,074 shares issued and outstanding)	104,905	104,905
Capital in excess of par value	34,913	34,913
Deficit accumulated during the pre-exploration stage	(219,677)	(219,677)
Deficit accumulated during the development stage	(82,942)	(61,311)

Total Stockholders’ (Deficit)	(162,801)	(141,170)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$75,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended January 31, 2011	Three Months ended January 31, 2010	From May 25, 2010 (Inception of Development Stage) to January 31, 2011

REVENUES	$—	$—	$—

EXPENSES
Accounting and audit	11,304	—	14,820
Filing fees	119	—	5, 329
Interest	3,580	—	6,507
Investor Relations	-		15,000
Legal	5,803	—	30,189
Marketing	-		8,997
Transfer agent’s fees	825	—	2,100
Total Operating Expenses	21,631	—	82,942
NET LOSS FROM CONTINUING OPERATIONS	(21,631)	—	(82,942)

DISCONTINUED OPERATIONS	-	6,294	-

NET LOSS	$(21,631)	$(6,294)	$(82,942)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS
Basic and diluted	$(0.00)	$(0.00)

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	104,905,074	269,905,074

The accompanying notes are an integral part of these unaudited financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended January 31, 2011	Three Months ended January 31, 2010	From May 25, 2010 (Inception of Development Stage) to January 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(21,631)	$(6,294)	$(82,942)

Adjustments to reconcile net loss to net cash used in operating activities:
Notes issued for expenses	5,538	-	93,933
Contributed capital – expenses related to discontinued operations	-	3,000

Changes in operating assets and liabilities:
Accounts payable	16,093	-	(10,991)
Accounts payable related to discontinued operations	-	(4,470)	-

Net cash used in operating activities	-	(7,764)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	-	2,499	-
Proceeds from the issuance of convertible promissory note	75,000	-	75,000
	75,000	2,499	75,000

Net Increase (Decrease) in Cash	75,000	(5,265)	75,000-

Cash at Beginning of Period	-	6,286	-

CASH AT END OF PERIOD	75,000	1,021	75,000

Noncash financing activities:
Notes issued for expenses	$5,538		$5,538

The accompanying notes are an integral part of these unaudited financial statements.

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Originally the Company was organized for the purpose of acquiring and developing mineral properties. The Company has decided to allow the Alice claim to lapse without renewing it on May 24, 2010. Therefore, the Company is no longer a pre-exploration stage company but is now considered a development stage company as defined under FASB ASC 915, formerly Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”), and commenced operations in both the public and private transportation bus and coach industries, providing high quality engineered modern eco-friendly vehicles in a cost conscious and environmentally sustainable manner.  For the period from inception of development stage on May 25, 2010 to January 31, 2011, the Company has generated $nil in revenues and has accumulated losses of $82,942.

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

On October 31, 2010, the Company had a net operating loss carry forward of $302,619. The tax benefit of approximately $103,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2026 through 2031.

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

During the three months ended January 31, 2011 the Company issued convertible notes payable of $5,538 for expenses and $75,000 for cash.

As at January 31, 2011, the Company had convertible notes payable of $212,456 (January 31, 2010 - $nil) including interest payable relating to these notes of $6,507 for the period ended January 31, 2011.  The notes bear interest at a rate of 10% per annum, and are due on demand.

4.	DISCONTINUED OPERATIONS

On May 24, 2010 the Company changed its focus from exploration of mineral properties, to manufacturing, marketing and distributing in the urban mass transit sector. The Company had the following losses from discontinued operations.

Discontinued Operations

	January, 31, 2011	January 31, 2010
Accounting and audit	$-	$1,250
Bank charges	-	35
Edgarizing	-	125
Management fees	-	3,000
Office	-	609
Rent	-	1,275
Discontinued operations	$-	$6,294

5.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at January 31, 2011, officers-directors had acquired 0% of the common capital stock issued and have made contributions to capital of $nil to the Company in the form of expenses paid for the Company for the period ended January 31, 2011.

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

On March 10, 2010, the Company entered into a Letter of Intent with Greentech Holdings LLC, a limited liability company registered under the laws of Nevis. In late 2010, we decided not to pursue a transaction with Greentech.

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

9.	SUBSEQUENT EVENT

The Company has signed a term sheet with Phoenix Biomass Energy, Inc. ("Phoenix") to earn in to the ½ megawatt project which is currently 100% owned by Phoenix. The initial investment required will be $100,000 in Phoenix Series B shares. This initial equity investment in Phoenix will allow the Company to have the option to earn up to 25% of the ½ Megawatt project held by Phoenix. The amount required to earn up to 25% of the ½ Megawatt project will be based on the final cost of the completed project which has not yet be determined. The equity for the remainder of the investment will be delivered on a pro rata basis.

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

Financial Condition as of January 31, 2011

We reported current assets of $75,000 cash on January 31, 2011. Total current liabilities reported of $237,801 consisted of $25,345 in accounts payable, $212,456 in convertible notes payable and $nil in advances to related parties.

Stockholders’ Deficiency increased from a deficiency of $141,170 at October 31, 2010 to a deficiency of $162,801 at January 31, 2011.

Background

We were incorporated under the laws of the State of Nevada on June 28, 2006 under the name Patterson Brooke Resources Inc. to identify and acquire a mineral property that held the potential to contain gold and/or silver mineralization.  In early 2010, due to the global economic crisis, a challenging environment for raising capital and the lack of suitable drill targets discovered on the Alice Claim, we decided to shift our business focus to begin to explore opportunities in the development and production of hybrid, electric, alternative fuel and diesel heavy duty transit buses, luxury motor coaches and tour buses.  In furtherance of that, on April 7, 2010, we amended our Articles of Incorporation to change our corporate name to Cleantech Transit, Inc.   We have since expanded our business focus to invest directly in specific green projects. Recognizing the many economic and operational advances of converting wood waste into renewable sources of energy, in February 2011, we began negotiations to invest in Phoenix Energy, a manufacturer and distributor of biomass-generated power plants.

On February 14, 2008, we conducted a 25 to 1 forward stock split of all of our issued and outstanding shares.

On March 10, 2010, we entered into a Letter of Intent with Greentech Holdings LLC (“Greentech”) outlining the terms of a contemplated definitive agreement for the purchase of certain assets in the clean technology urban mass transit sector from Greentech in exchange for 32,000,000 shares of our common stock. In late-2010, we decided not to pursue a transaction with Greentech.

On October 13, 2010, we conducted a 3 to 1 forward stock split by way of stock dividend.  In accordance with the forward stock split, we issued a dividend of two shares of common stock of the Company for each share of common stock issued and outstanding as of the record date of October 13, 2010 (the “Stock Dividend”).  The payment date for the Stock Dividend was October 13, 2010.

On February 11, 2011 we signed a term sheet with Phoenix Energy to earn in to the ½ Megawatt project which is currently 100% owned by Phoenix Energy.  Under the terms of the agreement, we have an option to acquire a 25% interest into Phoenix Energy's asset base, which includes a fully constructed, one-half megawatt (500 kilowatt) biomass energy project located in California.  The amount required to earn up to 25% of the ½ Megawatt project will be based on the final cost of the completed project.  The equity for the remainder of the investment will be delivered on a pro rata basis.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended October 31, 2010.  As of, and for the three months ended January 31, 2011, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2010 included in our Annual Report on Form 10-K filed on February 9, 2011.  On May 24, 2010 the Company changed its focus from exploration of mineral properties, to manufacturing, marketing and distributing in the urban mass transit sector.

Comparison of Three Months Ended January 31, 2011 and January 31, 2010

During the three month periods ended January 31, 2011 and January 31, 2010, we earned no revenues.

Results of Operations, Three Months Ended	January 31, 2011	January 31, 2010

Accounting and audit	$11,304	$-
Bank charges	-	-
Filing Fees	119	-
Interest	3,580	-
Investors’ relations	-	-
Legal	5,803	-
Management fees	-	-
Office	-	-
Rent	-	-
Transfer agent’s fees	825	-
Expenses from operations	$21,631	$-
Expenses from discontinued operations	-	6,294
Total Expenses	$21,631	$6,294

Total operating expenses for the three months ended January 31, 2011 increased to $21,631 from $nil for the three months ended January 31, 2010, due largely to an increase in accounting and audit expenses from $nil in 2010 to $11,304 in 2011 and an increase in legal expenses from $nil in 2010 to $5,803, which increases are primarily attributed to an increase in professional costs and fees associated with the shift in our business focus and our fundraising efforts.  Expenses from discontinued operations decreased from $6,294 in 2010 to $nil in 2011.

Period from inception of development stage, May 25, 2010 to January 31, 2011

We have an accumulated deficit during the development stage period of $82,942. Deficit accumulated during the pre exploration stage was $219,677 for a total accumulated deficit of $302,619.

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of January 31, 2011, our assets consisted of cash of $75,000 as a result of the issuance of a convertible note of $75,000 during the period ending January 31, 2011.  As at January 31, 2011, the Company had aggregate convertible notes payable of $212,456 (January 31, 2010 - $nil) including interest payable relating to these notes of $6,507 for the period ended January 31, 2011.

We currently have no revenue from operations. Since inception, we have funded our operations from the proceeds of private sales of shares of our common stock, advances from prior directors and convertible debt offerings. We plan to continue further financings, however, we do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans and our business will then likely fail.

For the three month period ended January 31, 2011, we had no cash provided by operating or investing activities.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of January 31, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of January 31, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  These material weaknesses include the following:

●              We currently do not have any board members in our Audit Committee.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 15, 2011, the Company issued a convertible promissory note in the amount of $75,000, payable on demand and with an interest rate of ten percent (10%) per annum (the “Note”).  Proceeds from the Note are to be used for working capital and ordinary business purposes of the Company.  The Note is convertible, at the option of the holder of the Note, in whole or in part, into securities of the Company at such a rate as determined in a future offering of Company securities.  The Note was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Effective March 22, 2011, the Company received the resignation of Mr. Roger Nelson as Chief Financial Officer of the Company and as a member of the Company's Board of Directors. Effective March 22, 2011, Mr. Alexander Holtermann has been appointed interim Chief Financial Officer of the Company. Mr. Holtermann currently serves as the Company’s President and Chief Executive Officer, and as a member of the Company’s Board of Directors.  There has been no transaction nor are there any proposed transactions between the Company and Mr. Holtermann that would require disclosure pursuant to Item 404(a) of Regulation S-K.  Mr. Holtermann has no family relationships with any other executive officer or director of the Company.  Mr. Holtermann’s most recent biographical information can be found in the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2011.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

3.2	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

3.3	Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on April 7, 2010, Registration No. 000-52653)

3.4	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

4.1	Stock Specimen (incorporated by reference from our Registration Statement on Form SB-2 filed on January 4, 2007, Registration No. 333-139797)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH TRANSIT, INC.
(Registrant)

Date: March 22, 2011	/s/ Alexander Holtermann
Alexander Holtermann, President, Chief Executive Officer (Principal Executive Officer)

Date: March 22, 2011	/s/ Alexander Holtermann
Alexander Holtermann, Interim Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)