Form 10-Q
period 2011-04-30
CLEANTECH TRANSIT, INC.
filed 2011-06-20
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 000-52653

CLEANTECH TRANSIT, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0505768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5440 West Sahara Las Vegas, NV 89146
(Address of principal executive offices)

(702) 448-1543
(Registrant’s telephone number)

21020 North Pima Road, Scottsdale, Arizona 85255
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

As of June 16, 2011, there were 104,905,074 shares of Common Stock of the issuer outstanding

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	1

	Balance Sheet as at April 30, 2011 and October 31, 2010	2

	Statement of Operations for the three month period ended April 30, 2011 and 2010 and for the period from May 25, 2010 (Inception of Development Stage) to April 30, 2011	3

	Statements of Cash Flows for the three month period ended April 30, 2011 and 2010 and for the period from May 25, 2010 (Inception of Development Stage) to April 30, 2011	4

	Notes to the Financial Statements.	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	9

ITEM 4.	Controls and Procedures	9

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	10

ITEM 1A.	Risk Factors	10

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

ITEM 3.	Defaults Upon Senior Securities	10

ITEM 4.	(Removed and Reserved)	10

ITEM 5.	Other Information	10

ITEM 6.	Exhibits	10

	SIGNATURES	11

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

ITEM 1:               FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended April 30, 2011 are not necessarily indicative of the results that can be expected for the year ending October 31, 2011.

CLEANTECH TRANSIT, INC.
(Development Stage Company)

BALANCE SHEETS

	April 30, 2011 (Unaudited)	October 31, 2010 (Audited)

ASSETS

CURRENT ASSETS
Deposit	$25,000	$—

Total Current Assets	$25,000	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$22,220	$9,252
Notes payable	251,884	131,918
Total Current Liabilities	274,104	141,170

STOCKHOLDERS’ (DEFICIT)

Common Stock
600,000,000 shares authorized, at $0.001 par value 104,905,074 shares issued and outstanding	104,905	104,905
Capital in excess of par value	34,913	34,913
Deficit accumulated during the pre-exploration stage	(219,677)	(219,677)
Deficit accumulated during the development stage	(169,245)	(61,311)

Total Stockholders’ (Deficit)	(249,104)	(141,170)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$25,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended April 30,		Six Months ended April 30,		From May 25, 2010 (Inception of Development Stage) to
	2011	2010	2011	2010	April 30, 2011

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General & administrative	81,223	—	99,274	—	164,165
Total Operating Expenses	(81,223)	—	(99,274)	—	(164,165)

OTHER INCOME(EXPENSE)
Interest	(5,080)	—	(8,660)	—	(5,080)

NET LOSS FROM CONTINUING OPERATIONS	(86,303)	—	(107,934)	—	(169,245)

DISCONTINUED OPERATIONS	—	(62,565)	—	(68,859)	—

NET LOSS	$(86,303)	$(62,565)	$(107,934)	$(68,859)	(169,245)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS
Basic and diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS
Basic and diluted	$0.00	(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	104,905,074	89,968,358	104,905,074	89,968,358

CLEANTECH TRANSIT, INC.
(Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ending April 30		From May 25, 2010 (Inception of Development Stage) to
	2011	2010	April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	(107,934)	(68,859)	(169,245)

Adjustments to reconcile net loss to net cash used in operating activities:
Notes issued for expenses	—	—	88,395
Notes issued for expenses-discontinued operations		—	—
Contributed capital – expenses related to discontinued operations	-	6,000	—

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	12,968	—	(14,116)
Accounts payable related to discontinued operations	—	53,573	—

Net cash used in operating activities	(94,966)	(9,286)	(94,966)

CASH FLOWS FROM INVESTING ACTIVITIES	-	—	-
Deposit	(25,000)	—	(25,000)

Net cash used in investing activities	(25,000)	—	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties – discontinued operations	-	3,000	—
Proceeds from the issuance of notes	119,966		119,966
Net cash provided by financing activities	119,966	3,000	119,966

Net Increase (Decrease) in Cash	—	(6,286)	—

Cash at Beginning of Period	—	6,286	—

CASH AT END OF PERIOD	—

The accompanying notes are an integral part of these unaudited financial statements.

NOTE 1 - DESCRIPTION OF BUSINESS

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

Originally the Company was organized for the purpose of acquiring and developing mineral properties. The Company has decided to allow the Alice claim to lapse without renewing it on May 24, 2010. Therefore, the Company is no longer a pre-exploration stage company but is now considered a development stage company as defined under FASB ASC 915, formerly Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”), and commenced operations in both the public and private transportation bus and coach industries, providing high quality engineered modern eco-friendly vehicles in a cost conscious and environmentally sustainable manner. For the period from inception of development stage on May 25, 2010 to April 30, 2011, the Company has generated $nil in revenues and has accumulated losses of $169,245.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit and accumulated deficit during the development stage and pre-exploration stage of the Company is $388,922 ($169,245 and $219,677, respectively). The Company has not established revenues to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations under Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the six months ended April 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31. 2010.

Accounting Method

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

As of April 30, 2010, the Company had a net operating loss carry forward of $388,922. The tax benefit of approximately $136,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2026 through 2031.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts is computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Revenue Recognition

Revenue is recognized on the sale and transfer of goods or completion of service. During the six month period ending April 30, 2011, the Company did not have any revenue.

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

NOTE 4: NOTES PAYABLE

As at April 30, 2011, the Company had various notes payable of $251,884 plus interest payable relating to these notes of $8,660 for a total of $260,544. The notes bear interest at a rate of 10% per annum, and are due on demand.

NOTE 5: DISCONTINUED OPERATIONS

On May 24, 2010 the Company changed its focus from exploration of mineral properties, to manufacturing, marketing and distributing in the urban mass transit sector. The Company had the following losses from discontinued operations.

Discontinued Operations
	Six months ended
	April 30, 2011	April 30, 2010
General and administrative	$-	$68,859
Discontinued operations	$-	$68,859

NOTE 6: RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2010, officers and directors of the Company made advances of $3,608 and contributions to capital of $6,000 by paying expenses of the Company.

NOTE 7: STOCKHOLDERS EQUITY

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

NOTE 8: COMMITMENTS AND CONTINGENCIES

On February 11, 2011, the Company signed a term sheet with Phoenix Biomass Energy, Inc. (Phoenix) to earn in to the ½ megawatt project which is currently 100% owned by Phoenix. The initial investment required will be $100,000 in Phoenix Energy Series B shares. This initial equity investment in Phoenix will allow the Company to have the option to earn up to 25% of the ½ Megawatt project held by Phoenix. The amount required to earn up to 25% of the ½ Megawatt project will be based on the final cost of the completed project which has not yet be determined. (See Note 9: Subsequent Events)

NOTE 9: SUBSEQUENT EVENTS

The Company deposited with Phoenix Biomass Energy, Inc. an additional $50,000 for a total deposit to $75,000 of the $100,000 required per the term sheet. (See Note 8: Commitments and Contingencies). On May 23, 2011 the Company issued 5,000,000 shares of common stock with a value of $1,050,000 ($0.21 per share) for advertising and services to a Company that has some common officers and directors.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Condition as of April 30, 2011

The Company has current assets of zero on April 30, 2011. Total current liabilities reported of $274,104 consisted of $22,220 in accounts payable and accrued expenses and $226,884 in convertible notes payable.

Deficit accumulated during the development stage increased from $61,311 as of October 31, 2010 to $169,245 as of April 30, 2011.

Background
The Company was incorporated under the laws of the State of Nevada on June 28, 2006 under the name Patterson Brooke Resources Inc. to identify and acquire a mineral property that held the potential to contain gold and/or silver mineralization. In early 2010, due to the global economic crisis, a challenging environment for raising capital and the lack of suitable drill targets discovered on the Alice Claim, the Company decided to shift our business focus to begin to explore opportunities in the development and production of hybrid, electric, alternative fuel and diesel heavy duty transit buses, luxury motor coaches and tour buses. On April 7, 2010, the Company amended the Articles of Incorporation to change the name to Cleantech Transit, Inc. Since then the Company has expanded the business focus to invest directly in specific green projects. Recognizing the many economic and operational advances of converting wood waste into renewable sources of energy, the Company negotiated an agreement to invest in Phoenix Energy, a manufacturer and distributor of biomass-generated power plants.

On February 14, 2008, the Company conducted a 25 to 1 forward stock split of all issued and outstanding shares.

On October 13, 2010, the Company affected a 3 to 1 forward stock split by way of stock dividend. In accordance with the forward stock split, the Company issued a dividend of two shares of common stock of the Company for each share of common stock issued and outstanding as of the record date of October 13, 2010 (the “Stock Dividend”). The payment date for the Stock Dividend was October 13, 2010.

On February 11, 2011 the Company signed a term sheet with Phoenix Energy to earn in to the ½ Megawatt project which is currently 100% owned by Phoenix Energy. Under the terms of the agreement, the Company has an option to acquire a 25% interest in Phoenix Energy's asset base, which includes a fully constructed, one-half megawatt (500 kilowatt) biomass energy project located in California. The amount required to earn up to 25% of the ½ Megawatt project will be based on the final cost of the completed project. The equity for the remainder of the investment will be delivered on a pro rata basis.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended October 31, 2010. For the six month period ended April 30, 2011, there have been no material changes or updates to our critical accounting policies.

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

Results of Operations

During the three and six month periods ended April 30, 2011 and 2010 the Company did not produce any revenue.

Operating expenses for the three months ended April 30, 2011 were $86,303 and $107,934 for the six month period ended April 30, 2011 compared to zero during the same periods in 2010. Discontinued operations accounted for losses of $62,565 and $68,859 for the three and six months in the period ended April 31, 2010. Expenses during 2011 were due to increase legal and advertising expense. Interest expense was $5,080 and $8,660 for the three and six month period ending April 30, 2011 compared to zero for both the same periods in 2010.

Period from inception, June 28, 2006, to April 30, 2011

The Company has accumulated a total deficit of $388,922.. Deficit accumulated during the pre exploration stage was $219,677 and accumulated during the development stage was $169,245.

As a development stage company, the Company is currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of April 30, 2011, the Company has current assets of $25,000 in deposits. As at April 30, 2011, the Company’s current liabilities were $274,104 resulting in negative working capital of $249,104. Cash used in operating activities was $94,966 for the period ending April 30, 2011 compared to $9,286 during the same period in 2010. The increase in 2011 was due to a larger operating loss and lower accounts payable. Cash used in investing activities was $25,000 for the period ending April 30, 2011 compared to zero for the same period in 2010. Fund received from financing activities was $119,966 for the period ending April 30, 2011 compared to $3,000 during the same period in 2010. Fund received were from convertible interest bearing notes in 2011 and a related party in 2010.

The Company continues to operate with very limited administrative support, and the current officers and directors continue to be responsible for many duties to preserve working capital.

Off-Balance Sheet Arrangements

The Company has not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3:                 QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 4:                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of April 30, 2011 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer along with the Principal Financial Officer concluded that disclosure controls and procedures are not effective as of April 30, 2011 in ensuring that information required to be disclosed by us in reports that are file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. These material weaknesses include the following:

•           the Company does not have an Audit Committee.

•           there are no written internal control procedurals manual which outlines the duties and reporting requirements of the officers. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control policies.

•            there are no effective controls instituted over financial disclosure and the reporting processes.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the six months ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:                 LEGAL PROCEEDINGS

None

ITEM 1A:              RISK FACTORS

Not applicable

ITEM 2:                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:                 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:                 (REMOVED AND RESERVED)

ITEM 5:                 OTHER INFORMATION

None

ITEM 6:                 EXHIBITS

The following exhibits are included as part of this report:

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

CLEANTECH TRANSIT, INC.
(Registrant)

Date: June 17, 2011	/s/ Kenneth Bosket
Kenneth Bosket, President, Chief Executive Officer
(Principal Executive Officer)