Form 10-Q
period 2011-07-31
CLEANTECH TRANSIT, INC.
filed 2011-09-14
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2011

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

NA
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

As of September 13, 2011, there were 109,905,074 shares of Common Stock of the issuer outstanding

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	1

	Consolidated Balance Sheet as at July 31, 2011 and October 31, 2010	2

	Consolidated Statement of Operations for the three and nine month period ended July 31, 2011 and 2010 and for the period from May 25, 2010 (Inception of Development Stage) to July 31, 2011	3

	Consolidated Statements of Cash Flows for the nine month period ended July 31, 2011 and 2010 and for the period from May 25, 2010 (Inception of Development Stage) to July 31, 2011	4

	Notes to the Financial Statements.	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	10

ITEM 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	10

ITEM 1A.	Risk Factors	10

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

ITEM 3.	Defaults Upon Senior Securities	11

ITEM 4.	(Removed and Reserved)	11

ITEM 5.	Other Information	11

ITEM 6.	Exhibits	11

	SIGNATURES	12

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

Operating results for the three and nine months ended July 31, 2011 are not necessarily indicative of the results that can be expected for the year ending October 31, 2011.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	July 31, 2011 (Unaudited)	October 31, 2010 (Audited)

ASSETS

CURRENT ASSETS
Cash	$22,416	$—

Total Current Assets	22,416	—

Other assets
Prepaid Management fee	787,500	—
Investment	335,000	—
Total assets	$1,144,916	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$26,829	$9,252
Notes payable	278,084	131,918
Total Current Liabilities	304,913	141,170

STOCKHOLDERS’ EQUITY(DEFICIT)

Preferred stock
10,000,000 shares authorized at $0.001 par value; none outstanding	—	—
Common stock
600,000,000 shares authorized, at $0.001 par value 109,905,074 and 104,905,074 shares issued and outstanding at July 31, 2011 and October 31, 2010, respectively	109,905	104,905
Paid in capital	1,079,913	34,913
Preferred stock Series A convertible to be issued	590,000	—
Deficit accumulated during the pre-exploration stage	(219,677)	(219,677)
Deficit accumulated during the development stage	(720,138)	(61,311)

Total Stockholders’ Equity (Deficit)	840,003	(141,170)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,144,916	$-

The accompanying notes are an integral part of these unaudited financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended July 31,		Nine Months ended July 31,		From May 25, 2010 (Inception of Development Stage) to
	2011	2010	2011	2010	July 31, 2011

REVENUES	$—	$-	$—	$—	$—

EXPENSES
General & administrative	545,216	41,343	644,490	41,343	(702,874)
Total Operating Expenses	(545,216)	(41,343)	(644,490)	(41,343)	(702,874)

OTHER INCOME(EXPENSE)
Interest	(5,677)	(1,376)	(14,337)	(1,376)	(17,264)

NET LOSS FROM CONTINUING OPERATIONS	(550,893)	(42,719)	(658,827)	(42,719)	(718,263)

DISCONTINUED OPERATIONS	—	(17,707)	—	(86,566)	—

NET LOSS	$(550,893)	$(60,426)	$(658,827)	$(129,285)	(720,138)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS
Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	108,655,074	89,968,358	106,136,692	89,968,358

The accompanying notes are an integral part of these unaudited consolidated financial statements

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended July 31		From May 25, 2010 (Inception of Development Stage) to
	2011	2010	July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(658,827)	(129,285)	(720,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Convertible notes payable		25,840
Stock based compensation	262,500		262,500
Notes issued for expenses	—	—	88,395
Contributed capital – expenses related to discontinued operations	-	6,000	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	17,577	16,879	(9,507)
Accounts payable related to discontinued operations	—	27,757	—
Convertible notes payable related to discontinued operations	—	43,523	—
Net cash used in operating activities	(378,750)	(9,286)	(378,750)

CASH FLOWS FROM INVESTING ACTIVITIES	-	—	-
Investment in LLC	(335,000)	—	(355,000)
Net cash used in investing activities	(335,000)	—	(355,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties - discontinued operations	—	3,000	—
Proceeds from preferred shares issued for cash	590,000	—	590,000
Proceeds from issuance of notes	146,166		146,166
Net cash provided by financing activities	736,166	3,000	736,166

Net Increase (Decrease) in Cash	22,416	(6,286)	—

Cash at Beginning of Period	—	6,286	—

CASH AT END OF PERIOD	22,416

Supplemental disclosure of noncash financing transactions
Common stock issued for prepaid fees	$1,050,000		$1,050,000

CLEANTECH TRANSIT, INC.
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In June, 2011 the Company authorized the creation of a Series A Convertible Preferred Stock of 5,000,000 shares with a par value of $0.001 per share. On July 26, 2001 the Company formed two 100% owned subsidiaries Cleantech Energy, Inc. and Cleantech Exploration Corp. There was no activity in either subsidiary during the quarter ended Jul 31, 2011.

Originally the Company was organized for the purpose of acquiring and developing mineral properties. The Company has decided to allow the Alice claim to lapse without renewing it on May 24, 2010. Therefore, the Company is no longer a pre-exploration stage company but is now considered a development stage company as defined under FASB ASC 915, formerly Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”), and commenced operations in both the public and private transportation bus and coach industries, providing high quality engineered modern eco-friendly vehicles in a cost conscious and environmentally sustainable manner.  For the period from inception of development stage on May 25, 2010 to July 31, 2011, the Company has generated $nil in revenues and has accumulated losses of $939,815.

 NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit and accumulated deficit during the development stage and pre-exploration stage of the Company is $939,815 ($720,138 and $219,677, respectively). The Company has not established revenues to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations under Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments; (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the nine months ended July 31, 2011 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31. 2010.

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries.  All material intercompany balances and transactions have been eliminated.

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

As of July 31, 2011, the Company had a net operating loss carry forward of $939,815. The tax benefit of approximately $329,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2026 through 2032.

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

Revenue Recognition

Revenue is recognized on the sale and transfer of goods or completion of service. During the nine month period ending July 31, 2011, the Company did not have any revenue.

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

NOTE 4: PREPAID MANAGEMENT FEE

On May 23, 2011 the Company entered into a one year management agreement with Crown Equity Holdings, Inc. Under the terms of the agreement the Company issued 5,000,000 common shares at $0.21 per share with a value of $1,050,000.  The management agreement covers the period from May 1, 2011 to April 30, 2012.  The Company has amortized three months or $262,500 as expense during this quarter and carries the balance as prepaid.

Some of the officers and directors of the Company are also officers and directors of Crown Equity Holdings, Inc.

NOTE 5: INVESTMENT

On February 11, 2011, the Company signed a term sheet with Phoenix Biomass Energy, Inc. (Phoenix) to participate in the ½ megawatt project 100% owned by Phoenix. The initial investment required will be $100,000 in Phoenix Energy Series B shares. The Company amended the agreement on June 17, 2011 to earn up to 40% of the project for $ 360,000. As of July 31, 2011 the Company had invested a total of $335,000, of which $25,000 was paid in the previous quarter and $310,000 was paid in June, 2011 (see Note 11, Subsequent Events).

NOTE 6: NOTES PAYABLE

As at July 31, 2011, the Company had various notes payable of $278,084 plus interest payable relating to these notes of $26,829 for a total of $304,913.  The notes bear interest at a rate of 10% per annum, and are due on demand.

NOTE 7: DISCONTINUED OPERATIONS

On May 24, 2010 the Company changed its focus from exploration of mineral properties, to manufacturing, marketing and distributing in the urban mass transit sector. The Company had the following losses from discontinued operations.

Discontinued Operations

	Nine months ended
	July 31, 2011	July 31, 2010
General and administrative	$-	$86,566
Discontinued operations	$-	$86,566

NOTE 8: RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2010, officers and directors of the Company made advances of $3,608 and contributions to capital of $6,000 by paying expenses of the Company.

NOTE 9: STOCKHOLDERS EQUITY

On October 13, 2010, the Company issued a 3 to 1 forward stock split which resulted in an increase in the number of outstanding shares of common stock from 89,968,358 to 269,905,074. All common stock references in these financial statements have been retroactively adjusted to account for this forward stock split.

On October 26, 2010, 165,000,000 shares were surrendered and cancelled.

On May 23, 2011 the Company issued 5,000,000 shares for one year management fees commencing May 1, 2011 with a value of $1,050,000 ($0.21 per share). The shares were issued to an entity with common officers and directors.

On July 15, 2011 the Company amended their articles of incorporation authorizing 10,000,000 shares of Preferred Stock with a par value of $0.001 per share.

NOTE 10: SUBSIDIARIES

On July 26, 2011 the Company formed two 100% owned subsidiaries Cleantech Energy, Inc. and Cleantech Exploration Corp.  Both entities have authorized shares of 75,000,000 with a par value of $0.001 per share.   There was no activity in either of the subsidiaries during the quarter ended July 31, 2011.

NOTE 11: SUBSEQUENT EVENTS

On August 19, 2011 the Company signed an agreement confirming the 40% ownership and investment in Ortigalita Power Company that was 100% owned by Phoenix Biomass Energy, Inc.  In addition to the $335,000 that the Company invested as of July 31, 2011, under the terms of the agreement, the Company is required to invest an additional $25,000.

On August 23, 2011 the Company authorized 5,000,000 Series A convertible shares of preferred stock out of the 10,000,000 shares of preferred stock previously authorized. The series A are convertible at the rate of 10 shares of common stock for each share of convertible preferred. A majority of the outstanding series A preferred must vote in favor of certain actions of the Company including increased authorizing of increased equity, merger or acquisition by the Company, stock equity acquisition or disposition of assets greater than $5,000,000 and issuance of debt greater than $5,000,000.

Subsequent to the authorization of the authorization of the series A convertible preferred shares, the Company issued 1,432,000 shares at $0.50 per share for $590,000 in cash (which was received prior to July 31, 2011) and $126,000 for debt.

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

Financial Condition as of July 31, 2011

The Company has current assets of $22,416 consisting of cash on July 31, 2011. Total current liabilities reported of $304,913 consisted of $26,829 in accounts payable and accrued expenses and $278,084 in notes payable.

Deficit accumulated during the development stage increased from $61,311 as of October 31, 2010 to $720,138 as of July 31, 2011.

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

On October 13, 2010, the Company effected a 3 to 1 forward stock split by way of stock dividend.  In accordance with the forward stock split, the Company issued a dividend of two shares of common stock of the Company for each share of common stock issued and outstanding as of the record date of October 13, 2010 (the “Stock Dividend”).  The payment date for the Stock Dividend was October 13, 2010.

On February 11, 2011 the Company  signed a term sheet with Phoenix Energy to participate in the ½ Megawatt project which is currently 100% owned by Phoenix Energy.  Under the terms of the agreement, the Company has an option to acquire a 25% interest in Phoenix Energy's asset base, which includes a fully constructed, one-half megawatt (500 kilowatt) biomass energy project located in California.  The amount required to earn up to 25% of the ½ Megawatt project will be based on the final cost of the completed project.  The Company amended the agreement on June 17, 2011 to earn up to 40% of the project for $ 360,000. As of July 31, 2011 the Company had invested a total of $335,000 of which $25,000 was paid in the previous quarter and $310,000 was paid in June, 2011. On August 19, 2011 the Company signed an agreement confirming the 40% ownership and investment in Ortigalita Power Company that was 100% owned by Phoenix Biomass Energy, Inc.  In addition to the $335,000 that the Company invested as of July 31, 2011, under the terms of the agreement, the Company is required to invest an additional $25,000.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended October 31, 2010.  For the nine month period ended July 31, 2011, there have been no material changes or updates to our critical accounting policies.

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

Results of Operations

During the three and nine month periods ended July 31, 2011 and 2010 the Company did not produce any revenue.

Operating expenses for the three months ended July 31, 2011 were $545,216 and $644,490 for the nine month period ended July 31, 2011 compared to $41,343 and $41,343 during the same periods in 2010. Discontinued operations accounted for losses of $17,707 and $86,566 for the three and nine months in the period ended April 31, 2010. Expenses during 2011 were due to increase legal and advertising expense. Interest expense was $5,677 and $14,337 for the three and nine month period ending July 31, 2011 compared to $1,376 and $1,376 for both the same periods in 2010.

Period from inception, June 28, 2006, to July 31, 2011

The Company has accumulated a total deficit of $939,815. Deficit accumulated during the pre-exploration stage was $219,677 and accumulated during the development stage was $720,138.

As a development stage company, the Company is currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of July 31, 2011, the Company has current assets of $22,416 in cash.  As at July 31, 2011, the Company’s current liabilities were $304,913, resulting in negative working capital of $282,497. Cash used in operating activities was $378,750 for the nine month period ended July 31, 2011 compared to $9,286 during the same period in 2010. The increase in 2011 was due to a larger operating loss and lower accounts payable. Cash used in investing activities was $335,000 for the period ending July 31, 2011 compared to zero for the same period in 2010. Cash from financing activities was $736,166 for the period ending July 31, 2011 compared to $3,000 during the same period in 2010. Proceeds received were $590,000 in cash for preferred shares subscription and $146,166 from the issuance notes payable.

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

ITEM 4:                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of April 30, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Principal Executive Officer along with the Principal Financial Officer concluded that disclosure controls and procedures are not effective as of July 31, 2011 in ensuring that information required to be disclosed by us in reports that are file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  These material weaknesses include the following:

●            the Company does not have an Audit Committee.

●              there are no written internal control procedurals manual which outlines the duties and reporting requirements of the officers.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control policies.

●              there are no effective controls instituted over financial disclosure and the reporting processes.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the nine months ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:                      LEGAL PROCEEDINGS

None.

ITEM 1A:                   RISK FACTORS

Not applicable.

ITEM 2:                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:                      (REMOVED AND RESERVED)

ITEM 5:                      OTHER INFORMATION

None.

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

CLEANTECH TRANSIT, INC.
(Registrant)

Date: September 14, 2011	/s/ Kenneth Bosket
Kenneth Bosket, President, Chief Executive Officer (Principal Executive Officer)