Form 10-Q/A
period 2011-07-31
CLEANTECH TRANSIT, INC.
filed 2011-09-26
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(AMENDMENT NO. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended  July 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form________to________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐   No ☒

As of September 13, 2011, there were 109,905,074 shares of Common Stock of the issuer outstanding

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Cleantech Transit, Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 14, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

INDEX

		PAGE
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	5

	Consolidated Balance Sheet as at July 31, 2011 and October 31, 2010	5

	Consolidated Statement of Operations for the three and nine month period ended July 31, 2011 and 2010 and for the period from May 25, 2010 (Inception of Development Stage) to July 31, 2011	6

	Consolidated Statements of Cash Flows for the nine month period ended July 31, 2011 and 2010 and for the period from May 25, 2010 (Inception of Development Stage) to July 31, 2011	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	15

ITEM 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	16

ITEM 1A.	Risk Factors	16

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

ITEM 3.	Defaults Upon Senior Securities	16

ITEM 4.	(Removed and Reserved)	16

ITEM 5.	Other Information	16

ITEM 6.	Exhibits	17

SIGNATURES		18

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

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	July 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$22,416	$—

Total Current Assets	22,416	—

Other assets
Prepaid Management fee	787,500	—
Investment	335,000	—
Total assets	$1,144,916	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$26,829	$9,252
Notes payable	278,084	131,918
Total Current Liabilities	304,913	141,170

STOCKHOLDERS’ EQUITY(DEFICIT)

Preferred stock 10,000,000 shares authorized at $0.001 par value; none outstanding	—	—
Common stock 600,000,000 shares authorized, at $0.001 par value 109,905,074 and 104,905,074 shares issued and outstanding at July 31, 2011 and October 31, 2010, respectively	109,905	104,905
Paid in capital	1,079,913	34,913
Preferred stock Series A convertible to be issued	590,000	—
Deficit accumulated during the pre-exploration stage	(219,677)	(219,677)
Deficit accumulated during the development stage	(720,138)	(61,311)

Total Stockholders’ Equity (Deficit)	840,003	(141,170)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,144,916	$-

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended July 31,		From May 25, 2010 (Inception of Development Stage) to
	2011	2010	July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(658,827)	(129,285)	(720,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Convertible notes payable		25,840
Stock based compensation	262,500		262,500
Notes issued for expenses	—	—	88,395
Contributed capital – expenses related to discontinued operations	-	6,000	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	17,577	16,879	(9,507)
Accounts payable related to discontinued operations	—	27,757	—
Convertible notes payable related to discontinued operations	—	43,523	—
Net cash used in operating activities	(378,750)	(9,286)	(378,750)

CASH FLOWS FROM INVESTING ACTIVITIES	-	—	-
Investment in LLC	(335,000)	—	(355,000)
Net cash used in investing activities	(335,000)	—	(355,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties - discontinued operations	—	3,000	—
Proceeds from preferred shares issued for cash	590,000	—	590,000
Proceeds from issuance of notes	146,166		146,166
Net cash provided by financing activities	736,166	3,000	736,166

Net Increase (Decrease) in Cash	22,416	(6,286)	—

Cash at Beginning of Period	—	6,286	—

CASH AT END OF PERIOD	22,416

Supplemental disclosure of noncash financing transactions
Common stock issued for prepaid fees	$1,050,000		$1,050,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Discontinued Operations

	Nine months ended July 31,
	2011	2010
General and administrative	$-	$86,566
Discontinued operations	$-	$86,566

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

ITEM 2:   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:   (REMOVED AND RESERVED)

ITEM 5:   OTHER INFORMATION

None.

ITEM 6:   EXHIBITS

The following exhibits are included as part of this report:

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

**  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH TRANSIT, INC.
(Registrant)

Date: September 23, 2011	By:	/s/ Kenneth Bosket
Kenneth Bosket,
President, Chief Executive Officer
(Principal Executive Officer)