Form 10-K
period 2011-10-31
CLEANTECH TRANSIT, INC.
filed 2012-02-14
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended October 31, 2011

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from__________to__________

Commission File Number: 000-52653

CLEANTECH TRANSIT, INC.
(Exact name of registrant as specified in charter)

Nevada	98-0505768
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

5440 West Sahara Las Vegas, NV	89146
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(702) 448-1543

Securities registered pursuant to section 12 (b) of the Act: None
Securities registered pursuant to section 12 (g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   ☐  Yes   ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   ☐ Yes   ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No   ☒

The aggregate market value of the 51,284,567 shares of  voting and non-voting common equity held by non-affiliates of the registrant as of February 10, 2012 was approximately $7,077,702 based upon the closing price of $0.138 per share reported for such date on the Over-the-Counter Bulletin Board maintained by FINRA.  Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at February 10, 2012
Common Stock, $.001 par value per share	109,905,074 shares

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

ITEM 1:	BUSINESS

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

On July 11, 2011 the Company formed Cleantech Energy, Inc. as a wholly owned subsidiary.  There has been no activity in this entity.

On July 25, 2011 the Company formed Cleantech Exploration Corp. as a wholly owned subsidiary. There has been  no activity in this entity.

On July 14, 2011 the Company amended its articles of incorporation increasing its authorized capital stock to 610,000,000 consisting to 600,000,000 shares of common stock with a par value of $0.001 per shares and 10,000,000 shares of preferred stock with a par value of $0.001.

On August 23, 2011 the Company designated 5,000,000 of the 10,000,000 preferred shares as Series A Convertible preferred.  These share have a conversion right of 10 shares of common for each share of preferred, a voting right as a class, and liquidation preference valuation of $0.50 per share.

On August 19, 2011 the Company entered into an agreement with Phoenix Biomass  Energy, Inc. whereas the Company obtained a 40% interest in Ortigalita Power Company, LLC. from Phoenix Biomass for $360,000.  The Company is accounting for this investment under the equity method. Ortigalita is building a plant to produce electricity from waste and by products. The Company has paid $335,000  in cash and has executed a no interest, demand note for $25,000.The closing date of this purchase was October 31, 2011.

As the Company paid less than the relative fair value of the net assets received, it has recorded a gain on bargain purchase in the amount of $110,362.

Planned Business

We are now considered a development stage company with minimal day-to-day operations as we seek out potential business opportunities.  We have no revenues, have achieved losses since inception, and currently have limited operations.

Our Board of Directors is analyzing strategic alternatives available to our Company to continue as a going concern. Such alternatives included raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan. The board is considering many viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management may no longer be in control of our Company and our business operations would be replaced by that of our transaction partner. The Company will continue to pursue the area of alternative energy and renewable energy.

Employees

The Company has no employees.

Investment Policies

The Company has made a single investment in an alternative energy plant. The Company continues to look for opportunities in the same field as opportunities arise and the funds for investment are available.

Capital Equipment and Expenditures

During the year ended October 31, 2011, the Company did not acquire any material capital equipment; however, the Company invested $360,000 for a 40% interest in a waste energy plant.

Corporate Information

We are responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Q.  Shareholders may read and copy any material filed by us with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC which shareholders may access by going to the SEC website, using the following address:  http://www.sec.gov.

Our principal executive office is located at: 5440 West Sahara, Suite 205, Las Vegas, NV 89146.  Our telephone number at that address is (702) 448-1543.

Our website address is http://www.cleantechtransit.com/.  The information on our website is not a part of this Annual Report on Form 10-K.

ITEM 1A:      RISK FACTORS

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K.  That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.  This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  As of October 31, 2011, the management of the Company assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended October 31, 2011, that it’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules.  Management realized there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.  A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

The report of Madsen & Associates CPA’s, Inc., our independent registered public accounting firm, with respect to our consolidated financial statements and the related notes for the fiscal year ended October 31, 2011, indicates that there was substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from this uncertainty.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our future activities and hence we might cease to operate.

Our officers and directors will only be devoting a portion of their time to our operations.  As a consequence of the limited devotion of time to the affairs of the Company expected from management, our business may suffer.  For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our future business activities, the Company might not succeed and hence cease to operate.

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

ITEM 1B:	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments outstanding at the present time.

ITEM 2:	PROPERTIES

We currently maintain our registered offices at 5440 West Sahara, Suite 205, Las Vegas, NV 89146.

ITEM 3:	LEGAL PROCEEDINGS

To the best of management’s knowledge, there are no material legal proceedings pending against the Company.

ITEM 4:	REMOVED AND RESERVED

PART II

ITEM 5:	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

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

Fiscal 2011
First Quarter	0.125	0.35
Second Quarter	0.075	0.27
Third Quarter	0.08	0.14
Fourth Quarter	0.066	0.158
Fiscal 2010
First Quarter	NA	NA
Second Quarter	0.46	0.53
Third Quarter	0.47	0.46
Fourth Quarter	0.26	0.53

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions.  All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Approximate Number of Holders of Common Stock

As of February 10, 2012, there were 34 shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name.”

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors.  We do not  anticipate paying any dividends in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended October 31, 2011, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

1,282,000 shares of our Series A Convertible Preferred Shares (“Series A Shares”) at a price of $.50 per share for total proceeds of $641,000.  The Series A Shares are convertible into ten (10) shares of common stock for each Series A Share held, without the payment of any additional consideration.  The Series A Shares were issued in restricted form to a non-affiliate, based upon an exemption from registration.

ITEM 6:	SELECTED FINANCIAL INFORMATION

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Overview

The Company incorporated under the laws of the State of Nevada on June 28, 2006 under the name Patterson Brooke Resources Inc. to identify and acquire a mineral property that held the potential to contain gold and/or silver mineralization.  In early 2010, due to the global economic crisis, a challenging environment for raising capital and the lack of suitable drill targets discovered on the Alice Claim, we decided to shift our business focus to begin to explore opportunities in the development and production of hybrid, electric, alternative fuel and diesel heavy duty transit buses, luxury motor coaches and tour buses. In furtherance of that, on April 7, 2010, we amended our Articles of Incorporation to change our corporate name to Cleantech Transit, Inc.

In August 2011 the Company acquired a 40% interest in Ortigalita Power Systems, LLC a waste power generating project in California. The plant is near completion.

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

Accounting Method

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

On October 31, 2011, the Company had a net operating loss carry forward of $1,118,333. The tax benefit of approximately $391,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2027 through 2031.

Statement of Cash Flows

For the purposes of the statement of cash flows, we consider all highly liquid investments with a maturity of three months or less to be cash equivalents.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

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

 Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on the Company’s financial statements.

Financial Condition as of October 31, 2011

The Company has current assets of $16,085 as of October 31, 2011.  Total current liabilities reported of $283,842 consisted of $34,685 in accounts payable and accrued expense and $249,157 in notes payable.

Stockholders’ equity increased from a deficit of $(141,170) at October 31, 2010 to $727,605 as of October 31, 2011.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2011 annexed hereto.

Comparison of Fiscal Years Ended October 31, 2011 and October 31, 2010

General and administrative expenses for the year ended October 31, 2011 were $910,895 from $61,311 for the year ended October 31, 2010, due largely to an increase in a management fee of $525,000, advertising of $346,550 and legal and accounting of $31,205 in the year ended October 31, 2011.  The Company recorded a gain on bargain purchase of $110,362, related to its acquisition of a 40% interest in a waste energy entity. The Company also recorded a loss on conversion of debt to equity of $15,300 related to debt converted to Series A Preferred Shares, on October 31, 2011.

Interest for the period ended October 31, 2011 was $21,692 compared to zero in the same period in 2010.  Net loss was $837,525 for the period ended October 31, 2011 compared to $147,877 for the same period in 2010.

Period from inception, June 28, 2006, to October 31, 2011

As of October 31, 2011, we have an accumulated deficit of $1,118,333. Deficit accumulated during the pre-exploration stage was $219,677 and accumulated during the development stage was $898,656

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of October 31, 2011, the Company had cash of $16,085 as its only current asset, an increase from zero cash for the period ending October 31, 2010.  The Company currently has no revenue from operations and have not generated any revenue from operations since inception.  Since inception and prior to the year ended October 31, 2011, the Company has been funded by private placement of shares and debt and advances by a former director.  During the year ended October 31, 2011, the Company funded its operations from notes payable and preferred stock subscriptions.  We plan to continue further financings, however, we do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans and our business will then likely fail.

For the year ended October 31, 2011, cash used in operating activities was $382,154 compared to cash used of $6,286 in the same period in 2010.  The large increase in 2011 was due to the larger net loss in 2011 over 2010.

Cash used in investing activities was $335,000 in the period ended October 31, 2011 compared to zero in the same period in 2010. Cash used in investing was for the investment in a 40% interest in the waste energy entity.

Cash provided by financing activities was $733,239 for the period ended October 31, 2011 compared to zero in the same period in 2010. The financing activity consisted of preferred stock subscriptions of $590,000 and notes payable of $143,239.

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

Contractual Obligations

On May 23, 2011, the Company entered into a one year management agreement with Crown Equity Holdings, Inc. under which the Company is managed by officers and directors from Crown. The Company issued 5,000,000 shares of common stock with a value of $1,050,000 as consideration for Crown’s services.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended October 31, 2011 have been examined by our independent accountants, Madsen & Associates CPA’s Inc.

ITEM 9:	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of October 31, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of October 31, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Our present management feels the weaknesses identified above, being the latter three, have not had any material effect on our financial results.  Our present management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Audit Committee to advise other members as to correct accounting and reporting procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9 B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company.  Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers.  There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

The changes in the officers and directors are set forth below:

In July, 2011 Mr. Roger Nelson resigned as Chief Executive Officer, Interim Chief Financial Officer and Director.  In July, 2011, Kenneth Bosket was elected Chief Executive Officer and a director; Montse Zaman was elected Secretary, Treasurer and a director and Lowell Holden was elected Chief Financial Officer and a director.

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure
Kenneth Bosket	64	CEO, Director since June, 2011

Montse Zaman	36	Secretary, Treasurer, Director since June, 2011

Lowell Holden	69	CFO, Director since June, 2011

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

Biographies

Business Experience: The following is a brief account of the business experience for the past five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

KENNETH BOSKET. Kenneth Bosket is a director of the Company.  Mr. Bosket has been CEO and a director of the Company since July, 2011. Mr. Bosket retired in 2004 after 30 years with Sprint (Telecommunication Division). Mr. Bosket is co-founder of JaHMa, a music company in Las Vegas, Nevada and a former Board Member and President of Bridge Counseling Associates, a mental health and substance abuse service company. His experience includes implementing appropriate procedures for positioning his organization's goals with successful teaming relationships, marketing and over 30 years of extensive customer service, as well as managing various departments, and being a western division facilitator working directly for a President of Sprint. Mr. Bosket has received numerous awards, such as the Pinnacle Award for his exceptional service with his former employer combined with his community service involvements. Mr. Bosket earned a Masters of Business Administration from the University of Phoenix and a Bachelor's of Business Administration from National University.  Mr. Bosket brings to the Company extensive experience in managing employees as well as extensive marketing experience which have been invaluable in helping the Company move forward with its business plan.  Mr. Bosket is also an officer and director of Crown Equity Holdings, Inc., a position he has held since June, 2008.  Crown Equity trades under the symbol “CRWE.OB.”

MONTSE ZAMAN.  Montse Zaman is the secretary and treasurer and a director for the Company since July, 2011. She worked for Zaman & Company, a private business consulting firm, as an administrative assistant from 2003 until the end of 2008 when she joined the Company. Ms. Zaman has extensive organizational experience and is involved in handling the day-to-day administrative operations of the Company.  Ms. Zaman has an extensive background in journalism and has a degree in Communications from Instituto Superior De Ciencia Y Technologia A.C. in Mexico.  Mrs. Zaman possesses strong administrative credentials which have proven invaluable in handling the daily operations of the Company and reporting and working directly with the Company’s CFO in ensuring that all financial transactions are accurately and properly reported.  Mrs. Zaman is also an officer and director of Crown Equity Holdings, Inc., a position she has held since February, 2008.  Crown Equity trades under the symbol “CRWE.OB”

LOWELL HOLDEN.  Lowell Holden is CFO and Chief Accounting Officer of the Company as well as a director since July, 2011.  Since 1983, Mr. Holden has owned and operating his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses.  Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor's of Science degree from Iowa State University.  Mr. Holden is also an officer and director of Crown Equity Holdings, Inc., a position he has held since January 2010.  Crown Equity trades under the symbol “CRWE.OB”

Family Relationships

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

Director Nominations

As of October 31, 2011, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.  We have not established formal procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2011, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

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

ITEM 11:	EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.  Executive compensation for the years ended October 31, 2011 and 2010 is set forth in the following summary:

DIRECTORS & OFFICERS COMPENSATION

		Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compen -sation ($)	Awards		Payouts	All other compen- sation ($) (1)
	Year				Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)		Total Compensation
Kenneth Bosket, CEO, Director	2011 2010 2009	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Roger Nelson(3) Former Chief Executive Officer, President, Interim Chief Financial Officer	2011 2010 2009	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Montse Zaman, Secretary, Treasurer, Director	2011 2010 2009	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Lowell Holden CFO, Director	2011 2010 2009	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

B Gordon Brooke (1)Former CEO, CFO, Director	2011 2010 2009	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Ian McAvoy, (2) Former CEO, Director	2011 2010 2009	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

(1) On March 10, 2010, B. Gordon Brooke resigned as the Chief Executive Officer and President of the Company.  On September 22, 2010, Mr. B. Gordon Brooke resigned as a Director, Chief Financial Officer, Treasurer and Secretary of the Company.

(2) On June 24, 2010, Mr. Ian McAvoy, resigned as a Director, President and Chief Executive Officer of the Company.

(3) In July, 2011 Mr. Roger Nelson resigned as Chief Executive Officer, Interim Chief Financial Officer and Director

Outstanding Equity Awards at Fiscal 2010 Year-End

None of our named executive officers or directors had any outstanding equity awards as of the fiscal year ended October 31, 2011.

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

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 13, 2012, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

B. Gordon Brooke 115 Argelene Street Mississauga, Ontario, Canada, L5G 1X1	15,000,000	13.6%

Kenneth Bosket (1) 5440 Sahara, Suite 205 Las Vegas, NV 89146	0	0%

Strand Group, Inc. Henville Building Charlestown, Nevis	47,275,074	43.0% %

Roger Nelsen 21020 North Pima Road, Scottsdale, Arizona 85255	0	0

Montse Zaman (1) 5440 Sahara, Suite 205 Las Vegas, NV 89146	0	0%

Lowell Holden(1) 5440 Sahara, Suite 205 Las Vegas, NV 89146	0	0%

All directors and officers as a group (3)	0	0%

(1) Denotes officer or director.

Description of Securities

As of February 13, 2012 our authorized capital consists of 600,000,000 shares of common stock, par value $0.001 per share, of which 109,905,074 shares are issued and outstanding and 10,000,000 shares of preferred stock with a par value of $0.001 of which none were outstanding. 5,000,000 of the 10,000,000 preferred shares are designated as Series A Convertible Preferred.  The Series A preferred shares have a conversion right of 10 shares of common for each share of preferred, a voting right as a class, and liquidation preference valuation of $0.50 per share.

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

Transfer Agent

We have engaged the services of Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, USA, 89014, to act as transfer and registrar.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Further, during the year ended October 31, 2010, officers and directors paid expenses on behalf of the Company totaling $6,000..

On May 23, 2011, the Company entered into a one year management consultant agreement with Crown Equity Holdings, Inc. whereas Crown provided the Management and directors for the Company. Both the Company and Crown have some common officers and directors.  In exchange for its services, the Company issued 5,000,000 shares of its common stock to Crown Equity Holdings in restricted form under an exemption from registration.

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

Director Independence

As of the date of this Form 10-K, none of our directors can be considered “independent directors” due to our directors’ roles as both officers and directors of the Company.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Madsen & Associates CPA’s, Inc. for the fiscal periods shown.

	October 31, 2011	October 31, 2010
Audit Fees	$18,325	$8,550
Audit Related Fees		—
Tax Fees		—
All Other Fees		—
Total	$18,325	$8,550

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended October 31, 2011.

PART IV

ITEM 15:         EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

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

Financial Statements.

The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates CPA’s, Inc.	F-1

Consolidated Balance Sheet as at October 31, 2011 and 2010	F-2

Consolidated Statement of Operations for the years ended October 31, 2011 and 2010 and for the period from May 25, 2010 (Inception of Development Stage) to October 31, 2011	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from November 1, 2008 to October 31, 2011	F-4

Consolidated Statements of Cash Flows for the years ended October 31, 2011 and 2010 and for the period from May 25, 2010 (Inception of Development Stage) to October 31, 2011	F-5

Notes to the Consolidated Financial Statements	F-6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEANTECH TRANSIT, INC.
(Registrant)

Date: February 10, 2012	/s/ Kenneth Bosket
Kenneth Bosket, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 10, 2012.

Signature	Title

/s/ Kenneth Bosket	Director, Chief Executive Officer
Kenneth Bosket

/s/ Montse Zaman	Director, Secretary, Treasurer
Montse Zaman

/s/ Lowell Holden	Director, Chief Financial Officer (Principal Financial Officer),
Lowell Holden	Principal Accounting Officer

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

To the Board of Directors and
Stockholders of Cleantech Transit, Inc.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Cleantech Transit, Inc. (A Development Stage Company) (the Company) as of October 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended October 31, 2011, and for the period from May 25, 2010 (inception of Development Stage) to October 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cleantech Transit, Inc. (A Development Stage Company) as of October 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2011, and for the period from May 25, 2010 (inception of Development Stage) to October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt, and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

February 10, 2012
Murray, Utah

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	October 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,085	$--
Marketable securities		--
		--
Total current assets	16,085	--

OTHER ASSETS
Investment	470,362	-
Prepaid management fee	525,000	-

Total assets	$1,011,447	$--

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$34,685	$9,252
Convertible notes payable	148,957	131,918
Convertible notes payable – related party	75,000
Notes payable	25,000
Notes payable – related party	200	--

Total current liabilities	283,842	141,170

Total liabilities	283,842	141,170

STOCKHOLDERS EQUITY(DEFICIT)

Preferred Stock, Series A Convertible $0.001 par value,
5,000,000 shares authorized, none issued and outstanding	--	--

Preferred stock, $0.001 par value, 5,000,000 shares
authorized, none issued and outstanding	--	--
Preferred stock subscription	641,000	--

Common stock, $0.001 par value, 600,000,000
authorized, 109,905,074 and 104,905,074 issued and
outstanding at October 31, 2011 and 2010, respectively	109,905	104,905
Capital in excess of par	1,095,213	34,913
Deficit accumulated during the pre-exploration stage	(219,677)	(219,677)
Deficit accumulated during the development stage	(898,656)	(61,311)
Total stockholders’ equity (deficit)	727,605	(141,170)

Total liabilities and stockholders’ equity (deficit)	$1,011,447	$--

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,		From May 25, 2010 (Inception of Development Stage) to October 31, 2011
	2011	2010

REVENUES	$--	$-	$--

EXPENSES
General & administrative	910,895	61,311	972,206
Total Operating Expenses	(910,895)	(61,311)	(972,206)

OTHER INCOME(EXPENSE)
Gain from bargain purchase	110,362		110,362
Loss on conversion of debt to equity	(15,300)		(15,300)
Interest expense	(21,692)	-	(21,692)

NET LOSS FROM CONTINUING OPERATIONS	(837,525)	(61,311)	(898,836)

DISCONTINUED OPERATIONS	--	(86,566)	--

NET LOSS	$(837,525)	$(147,877)	(898,836)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS
Basic and diluted	$(0.01)	$(0.00)

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS
Basic and diluted	$0.00	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	107,110,553	267,644,800

The accompanying notes are an integral part of these financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
November 1, 2008 to October 31, 2011

					Accumulated	Accumulated
			Additional	Preferred	Deficit during	Deficit during	Total
	Common Stock		Paid-In	Stock	Exploration	Development	Stockholders
	Shares	Amount	Capital	Subscription	Stage	Stage	Deficit

Balances , November 1, 2008	265,350,000	$265,350	$(219,450)	-	$(106,063)	$--	(60,163)

Common stock issued for debt	4,555,074	4,555	71,363		--	--	75,918
Net loss	-	-	-		(27,048)	--	(27,048)
Capital contribution - expense	-	-	12,000		-	-	12,000

Balance, October 31, 2009	269,905,074	269,905	(136,087)	-	(133,111)	--	707

Forward split of shares 3:1
Shares surrendered and cancelled	(165,000,000)	(165,000)	165,000		--	--	--
Capital contribution			6,000		--	--	6,000
Net loss	--	--	--		(86,566)	(61,311)	(147,877)

Balance, October 31, 2010	104,905,074	104,905	34,913	-	(219,677)	(61,311)	(141,170)

Common stock issued for services	5,000,000	5,000	1,045,000		--	--	1,050,000
Preferred stock subscription	--	--		641,000	--	--	641,000
Conversion of debt to equity			15,300				15,300
Net loss	--	--	--	--	--	(837,525)	(837,525)

Balances October 31, 2011	109,905,074	$109,905	$1,095,213	$641,000	$(219,677)	$(898,836)	727,605

The accompanying notes are an integral part of these financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,		From May 25, 2010 (Inception of Development Stage) to October 31, 2011
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(837,525)	(147,877)	(898,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	525,000		525,000
Notes issued for expense	-	88,395	88,395
Notes issued for expenses related to discontinued operations	--	43,523	-
Contributed capital – expenses related to discontinued operations		6,000
Loss on conversion of debt to equity	15,300		15,300
Gain from bargain purchase	(110,362)		(110,362)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	25,433	(27,084)	(1,651)
Accounts payable related to discontinued operations	--	30,757	--
Net cash used in operating activities	(382,154)	(6,286)	(382,154)

CASH FLOWS FROM INVESTING ACTIVITIES	-	---	-
Investment in LLC	(335,000)	--	(335,000)
Net cash used in investing activities	(335,000)	--	(335,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties - discontinued operations	--	-	--
Proceeds from preferred shares issued for cash	590,000	--	590,000
Proceeds from issuance of notes	143,239	-	143,239
Net cash provided by financing activities	733,239	-	733,239

Net Increase (Decrease) in Cash	16,085	(6,286)	16,085

Cash at Beginning of Period	--	6,286	--

CASH AT END OF PERIOD	16,085		16,085

Supplemental disclosure of noncash investing and financing transactions:
Notes issued for expense		$88,395	$88,395
Notes issued for expenses related to discontinued operations		$43,523
Contributed capital –expenses related to discontinued operations		$6,000
Issuance of note payable for investment in LLC	$25,000		$25,000
Conversion of debt to equity (preferred shares)	$51,000		$51,000
Common stock issued for prepaid management fees	$1,050,000		$1,050,000

The accompanying notes are an integral part of these financial statements.

Cleantech Transit, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2011

1:   ORGANIZATION AND BASIS OF PRESENTATION

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

On April 7, 2010, the Company amended its Articles of Incorporation to change its corporate name from “Patterson Brooke Resources Inc.” to “Cleantech Transit, Inc.”

Originally the Company was organized for the purpose of acquiring and developing mineral properties. The Company has decided to allow the Alice claim to lapse without renewing it on May 24, 2010. Therefore, the Company is no longer a pre-exploration stage company but is now considered a development stage company as defined under FASB ASC 915, and commenced operations in the public and private transportation bus and coach industries, providing high quality engineered modern eco-friendly vehicles in a cost conscious and environmentally sustainable manner.

On July 11, 2011 the Company formed Cleantech Energy, Inc. as a wholly owned subsidiary.  There has been no activity in this entity.

On July 14, 2011 the Company amended its articles of incorporation increasing its authorized capital stock to 610,000,000 consisting of 600,000,000 shares of common stock with a par value of $0.001 per shares and 10,000,000 shares of preferred stock with a par value of $0.001.

On July 25, 2011 the Company formed Cleantech Exploration Corp. as a wholly owned subsidiary. There has been no activity in this entity.

On August 23, 2011 the Company designated 5,000,000 of the 10,000,000 preferred shares as Series A Convertible preferred.  These share have a conversion right of 10 shares of common for each share of preferred, a voting right as a class, and liquidation preference valuation of $0.50 per share.

2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On October 31, 2011, the Company had a net operating loss carry forward of $1,118,333. The tax benefit of approximately $391,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will begin to expire in 2026.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on the Company’s financial statements.

3:   PREPAID MANAGEMENT FEE

On May 23, 2011 the Company entered into a one year management agreement with Crown Equity Holdings, Inc. Under the terms of the agreement the Company issued 5,000,000 common shares at $0.21 per share with a value of $1,050,000.  The management agreement covers the period from May 1, 2011 to April 30, 2012.  As of October 31, 2011, the Company has amortized six months, or $525,000 to general and administrative expense in the statement of operations.

The officers and directors of the Company are also officers and directors of Crown Equity Holdings, Inc.

4:   NOTES PAYABLE

As of October 31, 2011, the Company had notes payable of $249,157(October 31, 2010 - $131,918) with accrued interest of $24,619. Certain notes totaling $223,957 contain conversion rights allowing the holder to convert each dollar of debt into 1 share of common stock, at the price the stock is being offered at time of conversion. The terms of the notes are as presented in the table below. As of October 31, 2011, no demand for payment has been made on these notes.

		Interest		Conversion
Date	Name	Rate	Maturity	Rights	Amount
4/30/2010	Coach Capital, LLC	10%	Demand	Yes	$37,120
6/18/2010	Coach Capital, LLC	10%	Demand	Yes	18,062
6/23/2010	Coach Capital, LLC	10%	Demand	Yes	6,402
8/1/2010	Coach Capital, LLC	10%	Demand	Yes	522
8/1/2010	Coach Capital, LLC	10%	Demand	Yes	705
8/1/2010	Coach Capital, LLC	10%	Demand	Yes	3,252
9/30/2010	Coach Capital, LLC	10%	Demand	Yes	600
10/5/2010	Coach Capital, LLC	10%	Demand	Yes	2,665
10/22/2010	Coach Capital, LLC	10%	Demand	Yes	1,525
10/28/2010	Coach Capital, LLC	10%	Demand	Yes	24,386
10/31/2010	Coach Capital, LLC	10%	Demand	Yes	33,753
1/31/11	Coach Capital, LLC	10%	Demand	Yes	1,958
4/30/11	Coach Capital, LLC	10%	Demand	Yes	18,007
1/15/11	Zaman & Co. (related party)	10%	Demand	Yes	75,000
	Total Convertible Notes				223,957

5/09/2011	Crown Equity (related party)	NA	Demand	None	200
9/30/2011	Phoenix Biomass	NA	Demand	None	25,000
	Total Notes Payable				$249,157

5:    DISCONTINUED OPERATIONS

On May 24, 2010 the Company changed its focus from exploration of mineral properties, to manufacturing, marketing and distributing in the urban mass transit sector. The Company had the following losses from discontinued operations.

Discontinued Operations

	October 31, 2011	October 31, 2010
Accounting and audit	$-	$3,110
Bank charges	-	48
Edgarizing	-	250
Exploration expenses	-	-
Filing fees	-	892
Interest expense	-	-
Investors’ relations	-	19,455
Legal	-	44,603
Management fees	-	6,000
Marketing	-	9,065
Office	-	768
Rent	-	2,125
Transfer agent’s fees	-	250
Discontinued operations	$-	$86,566

6:    RELATED PARTY TRANSACTIONS

On March 10, 2010, the Company entered into a Letter of Intent with Greentech Holdings LLC, a limited liability company registered under the laws of Nevis, who owns certain intellectual property, know-how, trade secrets, data, materials, blue prints, drawings, copyrights, technology, brand names, logos, designs and manufacturing techniques for hybrid buses and motor coaches, including Hybrid Low Floor GTH40, Interurban GTI40 and Commuter Coach GTC45 which the Company wishes to acquire in order to develop, manufacture and distribute eco-friendly buses and luxury motor coaches in China. The Letter of Intent has not been finalized and no formal agreement has been signed. Two of the former directors of the Company are members of Greentech Holdings LLC.

During the year ended October 31, 2010, officers and directors at that time paid expenses on behalf of the Company of $6,000.

On January 15, 2011, the Company received $75,000 from Zaman  & Co. and issued a note payable with the conversion terms as identified above in footnote 4. Zaman & Co. is a related party through common Directors.

On May 9, 2011, the Company received $200 from Crown Equity Holdings, Inc., and issued a note payable with the terms as identified above in footnote 4. The officers and directors of the Company are also officers and directors of Crown Equity Holdings, Inc.

On May 23, 2011 the Company entered into an Agreement with Crown Equity Holdings, Inc. to manage the Company for one year. Under the terms of the agreement the Company issued 5,000,000 with a value of $1,050,000. The officers and directors of the Company are also officers and directors of Crown Equity Holdings, Inc.

7:    EQUITY

On October 13, 2010, the Company issued a 3 to 1 forward stock split which resulted in an increase in the number of outstanding shares of common stock from 89,968,358 to 269,905,074. All common stock references in these financial statements have been retroactively adjusted to account for this forward stock split.

On October 26, 2010, 165,000,000 shares were surrendered and cancelled.

On May 23, 2011 the Company issued 5,000,000 shares of common stock to a related party for management services with a value of $1,050,000. The Company and the entity receiving shares have common officers and directors.

On July 15, 2011 the Company amended its articles of incorporation increasing its authorized capital stock to 610,000,000 consisting to 600,000,000 shares of common stock with a par value of $0.001 per shares and 10,000,000 shares of preferred stock with a par value of $0.001.

On August 23, 2011 the Company designated 5,000,000 of the 10,000,000 preferred shares as Series A Convertible preferred.  These share have a conversion right of 10 shares of common for each share of preferred, a voting right as a class, and liquidation preference valuation of $0.50 per share.

As of October 31, 2011 the Company had one Series A Preferred shares stock subscription with a value of $641,000. The subscription is for 1,282,000 shares of Series A preferred stock at $0.50 per share. These shares carry a conversion privilege that allows the holder to convert each share of Series A Preferred Stock into 10 shares of common stock of the Company. This subscription was filled through $590,000 in cash and conversion of notes payable of $51,000. This conversion occurred on October 31, 2011. As the securities this note was converted into were valued at $66,300, the Company recorded a loss on conversion of $15,300.

8:    EQUITY METHOD INVESTMENT

On August 19, 2011 the Company entered into an agreement with Phoenix Biomass Energy, Inc. (and amendment dated September 28, 2011) whereby the Company obtained a 40% interest in Ortigalita Power Company, LLC. from Phoenix Biomass for $360,000.  The Company is accounting for this investment under the equity method. Ortigalita is building a plant to produce electricity from waste and by-products. The Company has paid $335,000 in cash and has executed a no interest, demand note payable for the remaining balance of $25,000. The closing date of this purchase was October 31, 2011.

As the Company paid less than the relative fair value of the net assets received, it has recorded a gain on bargain purchase in the amount of $110,362, in accordance with ASC 805-30.

9:    LETTER OF INTENT

On March 10, 2010, the Company entered into a Letter of Intent with Greentech Holdings LLC, a limited liability company registered under the laws of Nevis, who owns certain intellectual property, know-how, trade secrets, data, materials, blue prints, drawings, copyrights, technology, brand names, logos, designs and manufacturing techniques for hybrid buses and motor coaches, including Hybrid Low Floor GTH40, Interurban GTI40 and Commuter Coach GTC45 which the Company wishes to acquire in order to develop, manufacture and distribute eco-friendly buses and luxury motor coaches in China. The Letter of Intent has not been finalized and no formal agreement has been signed.

Two of the former directors of the Company are members of Greentech Holdings LLC.

10:  GOING CONCERN

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