Form 10-Q
period 2012-01-31
CLEANTECH TRANSIT, INC.
filed 2012-03-07
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form_____________to_____________

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

As of March  6, 2012 there were 109,905,074 shares of Common Stock of the issuer outstanding.

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	4

	Consolidated Balance Sheet as at January 31, 2012 and October 31, 2011	4

	Consolidated Statement of Operations for the three month period ended January 31, 2012 and 2011 and for the period from May 25, 2010 (Inception of Development Stage) to January 31, 2012	5

	Consolidated Statements of Cash Flows for the three month period ended January 31, 2012 and 2011 and for the period from May 25, 2010 (Inception of Development Stage) to January 31, 2012	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	14

ITEM 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	15

ITEM 1A.	Risk Factors	15

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

ITEM 3.	Defaults Upon Senior Securities	15

ITEM 4.	(Removed and Reserved)	15

ITEM 5.	Other Information	15

ITEM 6.	Exhibits	16

SIGNATURES		17

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

Operating results for the three months ended January 31, 2012 are not necessarily indicative of the results that can be expected for the year ending October 31, 2012.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	January 31, 2012 (Unaudited)	October 31, 2011 (Audited)

ASSETS

CURRENT ASSETS
Cash	$11,045	$16,085

Total Current Assets	11,045	16,085

Other assets
Prepaid Management fee	262,500	525,000
Investment	451,412	470,362
Total assets	$724,957	1,011,447

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$40,404	34,685
Convertible notes payable	148,957	148,957
Convertible notes payable-related party	75,000	75,000
Notes payable	25,000	25,000
Notes payable – related party	200	200
Total Current Liabilities	289,561	283,842

STOCKHOLDERS’ EQUITY

Preferred stock; Series A Convertible; $0.001 par value;
5,000,000 shares authorized; none issued and outstanding	--	--
Preferred stock; $0.001 par value; 5,000,000 shares
authorized; none issued and outstanding	--	--
Preferred stock subscription	641,000	641,000

Common stock
600,000,000 shares authorized, at $0.001 par value 109,905,074 shares issued and outstanding at January 31, 2012 and October 31, 2011, respectively	109,905	109,905
Paid in capital	1,095,213	1,095,213
Deficit accumulated during the pre-exploration stage	(219,677)	(219,677)
Deficit accumulated during the development stage	(1,191,045)	(898,836)

Total Stockholders’ Equity	435,396	727,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$724,957	$1,011,447

The accompanying notes are an integral part of these unaudited financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From May 25, 2010 (Inception of Development Stage) to
	Three Months Ended January 31,		January 31,
	2012	2011	2012

REVENUES	$--	$--	$--

EXPENSES
General & administrative	267,541	21,631	1,239,747
Total Operating Expenses	(267,541)	(21,631)	(1,239,747)

OTHER INCOME(EXPENSE)
Gain from bargain purchase	--	--	110,362
Interest expense	(5,718)	--	(27,410)
Investee losses	(18,950)	--	(18,950)
Loss on conversion of debt to equity	--	--	(15,300)
TOTAL OTHER INCOME (EXPENSE)	(24,668)	--	48,702

NET LOSS	$(292,209)	$(21,631)	(1,191,045)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	109,905,074	104,905,074

The accompanying notes are an integral part of these unaudited financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended January 31,		From May 25, 2010 (Inception of Development Stage) to January 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(292,209)	(21,631)	(1,191,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	262,500	--	787,500
Notes issued for expenses	--	5,538	88,395
Loss on conversion of debt	--	--	15,300
Gain from bargain purchase	--	--	(110,362)
Investee losses	18,950	--	18,950
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	5,719	16,093	4,068
Net cash used in operating activities	(5,040)	--	(387,194)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
Investment in LLC	--	--	(335,000)
Net cash used in investing activities	--	--	(335,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	--	75,000
Proceeds from preferred shares issued for cash	--	--	590,000
Proceeds from issuance of notes	--	--	143,239
Net cash provided by financing activities	--	75,000	733,239

Net Increase (Decrease) in Cash	(5,040)	75,000	11,045

Cash at Beginning of Period	16,085	--

CASH AT END OF PERIOD	11,045	75,000	11,045

Supplemental disclosure of noncash financing transactions
Notes issued for expense			$88,395
Issuance of note payable for investment in LLC			$25,000
Conversion of debt to equity (preferred shares)			$51,000
Common stock issued for prepaid management fees			$1,050,000

The accompanying notes are an integral part of these financial statements

CLEANTECH TRANSIT, INC.
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

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

On July 11, 2011 the Company formed Cleantech Energy, Inc. as a wholly owned subsidiary. There has been no activity in this entity, through January 31, 2012.

On July 14, 2011 the Company amended its articles of incorporation increasing its authorized capital stock to 610,000,000 consisting of 600,000,000 shares of common stock with a par value of $0.001 per shares and 10,000,000 shares of preferred stock with a par value of $0.001.

On July 25, 2011 the Company formed Cleantech Exploration Corp. as a wholly owned subsidiary. There has been no activity in this entity, through January 31, 2012.

On August 23, 2011 the Company designated 5,000,000 of the 10,000,000 preferred shares as Series A Convertible preferred. These share have a conversion right of 10 shares of common for each share of preferred, a voting right as a class, and liquidation preference valuation of $0.50 per share.

 NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit and accumulated deficit during the development stage and pre-exploration stage of the Company is $1,410,722 ($1,191,045 and $219,677, respectively). The Company has not established revenues to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations under Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments; (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended January 31, 2011 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31 2011.

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

As of January 31, 2012, the Company had a net operating loss carry forward of $1,410,722. The tax benefit of approximately $494,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will begin to expire in 2026.

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

Revenue Recognition

Revenue is recognized on the sale and transfer of goods or completion of service. During the three month period ending January 31, 2012, the Company did not have any revenue.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recent accounting pronouncements to have a material impact on the Company’s financial statements.

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

During the three months ended January 31, 2012, the investee reported a net loss of $47,375. The Company has therefore recorded its share of these losses in the statement of operations ($18,950).

NOTE 6: NOTES PAYABLE

As of January 31, 2012, the Company had notes payable of $249,157 with accrued interest of $30,338. Certain notes totaling $223,957 contain conversion rights allowing the holder to convert each dollar of debt into 1 share of common stock, at the price the stock is being offered at time of conversion. The terms of the notes are as presented in the table below. As of January 31, 2012, no demand for payment has been made on these notes.

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

NOTE 7: RELATED PARTY TRANSACTIONS

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

On January 15, 2011, the Company received $75,000 from Zaman & Co. and issued a note payable with the conversion term.  Zaman & Co. is a related party through common Directors.

On May 9, 2011, the Company received $200 from Crown Equity Holdings, Inc., and issued a note payable. The officers and directors of the Company are also officers and directors of Crown Equity Holdings, Inc.

On May 23, 2011 the Company entered into an Agreement with Crown Equity Holdings, Inc. to manage the Company for one year. Under the terms of the agreement the Company issued 5,000,000 with a value of $1,050,000. The officers and directors of the Company are also officers and directors of Crown Equity Holdings, Inc.

NOTE 8: STOCKHOLDERS EQUITY

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

As of January 31, 2012, the Company had one Series A Preferred shares stock subscription with a value of $641,000. The subscription is for 1,282,000 shares of Series A preferred stock at $0.50 per share. These shares carry a conversion privilege that allows the holder to convert each share of Series A Preferred Stock into 10 shares of common stock of the Company. This subscription was filled through $590,000 in cash and conversion of notes payable of $51,000. This conversion occurred on October 31, 2011. As the securities this note was converted into were valued at $66,300, the Company recorded a loss on conversion of $15,300.

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

Financial Condition as of January 31, 2011

The Company has current assets of $11,045 consisting of cash on January 31, 2012. Total current liabilities reported of $289,561 consisted of $40,404 in accounts payable and accrued expenses and $249,157 in notes payable.

Deficit accumulated during the development stage increased from $898,836 as of October 31, 2011to $1,191,045 as of January 31, 2012.

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

During the three months ended January 31, 2012, the investee reported a net loss of $47,375. The Company has therefore recorded its share of these losses in the statement of operations ($18,950).

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended October 31, 2011.  For the three month period ended January 31, 2012, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2011 included in our Annual Report on Form 10-K filed on February 14, 2012.  On May 24, 2010 the Company changed its focus from exploration of mineral properties, to manufacturing, marketing and distributing in the urban mass transit sector.

Results of Operations

During the three month periods ended January 31, 2012 and 2011 the Company did not produce any revenue.

Operating expenses for the three months ended January 31, 2012 were $267,541 and $21,631 during the same periods in 2011. Expenses during 2012 were due to the management fee for managing the Company. Interest expense was $5,718 for the three period ending January 31, 2012 compared to zero the same periods in 2011.

Period from inception, June 28, 2006, to January 31, 2012

The Company has accumulated a total deficit of $1,410,722. Deficit accumulated during the pre-exploration stage was $219,677 and accumulated during the development stage was $1,191,045.

As a development stage company, the Company is currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of January 31, 2012, the Company has current assets of $11,045 in cash.  As at January 31, 2012, the Company’s current liabilities were $289,561 resulting in negative working capital of $278,516. Cash used in operating activities was $5,040 for the three month period ended January 31, 2012, compared to zero during the same period in 2011. The increase in 2012 was due to a larger net loss. Cash used in investing activities was zero for the three month period ended January 31, 2012 and for the same period in 2011. Cash from financing activities was zero for the three month period ended January 31, 2012, compared to $75,000 during the same period in 2011.

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

ITEM 4:   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of January 31, 2012ursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Principal Executive Officer along with the Principal Financial Officer concluded that disclosure controls and procedures are not effective as of January 31, 2012 in ensuring that information required to be disclosed by us in reports that are file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  These material weaknesses include the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the nine months ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

None

ITEM 1A:  RISK FACTORS

Not applicable

ITEM 2:   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:   (REMOVED AND RESERVED)

ITEM 5:   OTHER INFORMATION

None

ITEM 6:   EXHIBITS

The following exhibits are included as part of this report:

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS **	XBRL Instance Document*

101.SCH **	XBRL Taxonomy Extension Schema Document*

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document*
________
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

CLEANTECH TRANSIT, INC.
(Registrant)

Date: March 7, 2012	By:	/s/ Kenneth Bosket
Kenneth Bosket, President, Chief Executive Officer (Principal Executive Officer)