Form 10-Q
period 2012-04-30
CLEANTECH TRANSIT, INC.
filed 2012-07-18
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form_______to______

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

As of July 18, 2012 there were 111,855,074 shares of Common Stock of the issuer outstanding

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheet as at April 30, 2012 and October 31, 2011	4

	Consolidated Statement of Operations for the six month period ended April 30, 2012 and 2011 and for the period from May 25, 2010 (Inception of Development Stage) to April 30, 2012	5

	Consolidated Statements of Cash Flows for the six month period ended April 30, 2012 and 2011 and for the period from May 25, 2010 (Inception of Development Stage) to April 30, 2012	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	15

ITEM 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	16

ITEM 1A.	Risk Factors	16

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

ITEM 3.	Defaults Upon Senior Securities	16

ITEM 4.	(Removed and Reserved)	16

ITEM 5.	Other Information	16

ITEM 6.	Exhibits	17

	SIGNATURES	18

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

Operating results for the six months ended April 30, 2012 are not necessarily indicative of the results that can be expected for the year ending October 31, 2012.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	April 30, 2012 (Unaudited)	October 31, 2011 (Audited)

ASSETS

CURRENT ASSETS
Cash	$1,975	$16,085

Total Current Assets	1,975	16,085

Other assets
Prepaid Management fee	--	525,000
Investment	445,664	470,362
Total assets	$447,639	1,011,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$99,048	34,685
Convertible notes payable	148,957	148,957
Convertible notes payable-related party	75,000	75,000
Notes payable	29,960	25,000
Notes payable – related party	--	200
Total Current Liabilities	352,965	283,842

STOCKHOLDERS’ EQUITY

Preferred stock; Series A Convertible; $0.001 par value;
5,000,000 shares authorized; none issued and outstanding	--	--
Preferred stock; $0.001 par value; 5,000,000 shares
authorized; none issued and outstanding	--	--
Preferred stock subscription	641,000	641,000

Common stock
600,000,000 shares authorized, at $0.001 par value 109,905,074 shares issued and outstanding at April 30, 2012 and October 31, 2010, respectively	109,905	109,905
Paid in capital	1,095,213	1,095,213
Deficit accumulated during the pre-exploration stage	(219,677)	(219,677)
Deficit accumulated during the development stage	(1,531,767)	(898,656)

Total Stockholders’ Equity	94,674	727,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$447,639	$1,011,447

The accompanying notes are an integral part of these unaudited financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,		From May 25, 2010 (Inception of Development Stage) to April 30,
	2012	2011	2012	2011	2012

REVENUES	$--	$--	$--	$--	$--

EXPENSES
General & administrative	328,530	81,223	596,796	99,274	1,569,002
Total Operating Expenses	(328,530)	(81,223)	(596,796)	(99,274)	(1,569,002)

OTHER INCOME(EXPENSE)
Gain from bargain purchase					110,362
Interest expense	(5,718)	(5,080)	(11,437)	(8,660)	(33,129)
Investee losses	(5,748)	--	(24,698)	--	(24,698)
Loss on conversion of debt to equity	--	--		--	(15,300)
TOTAL OTHER INCOME (EXPENSE)	(11,467)	(86,303)	(36,135)	(107,934)	(1,531,767)

NET LOSS	$(339,996)	$(86,303)	(632,931)	$(107,934)	$(1,531,767)

Net loss per share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	109,905,074	104,905,074	109,905,074	104,905,074

The accompanying notes are an integral part of these unaudited financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended April 30,		From May 25, 2010 (Inception of Development Stage) to April 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(632,931)	(107,934)	(1,531,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	525,000	--	1,050,000
Notes issued for expenses	--	--	88,395
Loss on conversion of debt	--	--	15,300
Investee losses	24,698	--	(85,664)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	64,363	12,968	62,712
Net cash used in operating activities	(18,870)	(94,966)	(401,024)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
Investment in LLC	--	--	(335,000)
Deposits	--	(25,000)
Net cash used in investing activities	--	(25,000)	(335,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred shares issued for cash	--	--	590,000
Payments on related party notes payable	(200)		(200)
Proceeds from issuance of notes	4,960	119,966	148,199
Net cash provided by financing activities	4,760	119,966	737,999

Net Increase (Decrease) in Cash	(14,110)	--	1,975

Cash at Beginning of Period	16,085	--

CASH AT END OF PERIOD	1,975	--	1,975

Supplemental disclosure of noncash financing transactions
Notes issued for expense			$88,395
Issuance of note payable for investment in LLC			$25,000
Conversion of debt to equity (preferred shares)			$51,000
Common stock issued for prepaid management fees			$1,050,000

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

On July 11, 2011 the Company formed Cleantech Energy, Inc. as a wholly owned subsidiary. There has been no activity in this entity, through April 30, 2012.

On July 14, 2011 the Company amended its articles of incorporation increasing its authorized capital stock to 610,000,000 consisting of 600,000,000 shares of common stock with a par value of $0.001 per shares and 10,000,000 shares of preferred stock with a par value of $0.001.

On July 25, 2011 the Company formed Cleantech Exploration Corp. as a wholly owned subsidiary. There has been no activity in this entity, through April 30, 2012.

On August 23, 2011 the Company designated 5,000,000 of the 10,000,000 preferred shares as Series A Convertible preferred. These share have a conversion right of 10 shares of common for each share of preferred, a voting right as a class, and liquidation preference valuation of $0.50 per share.

 NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit and accumulated deficit during the development stage and pre-exploration stage of the Company is $1,751,444 ($1,531,767 and $219,677, respectively). The Company has not established revenues to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

As of April 30, 2012, the Company had a net operating loss carry forward of $1,751,444. The tax benefit of approximately $613,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will begin to expire in 2027.

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

Revenue Recognition

Revenue is recognized on the sale and transfer of goods or completion of service. During the three month period ending April 30, 2012, the Company did not have any revenue.

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

NOTE 4: PREPAID MANAGEMENT FEE

On May 23, 2011 the Company entered into a one year management agreement with Crown Equity Holdings, Inc. Under the terms of the agreement the Company issued 5,000,000 common shares at $0.21 per share with a value of $1,050,000.  The management agreement covers the period from May 1, 2011 to April 30, 2012.  The Company has amortized six months or $525,000 as expense during the six months ended April 30, 2012.

Some of the officers and directors of the Company are also officers and directors of Crown Equity Holdings, Inc.

NOTE 5: EQUITY METHOD INVESTMENT

On August 19, 2011 the Company entered into an agreement with Phoenix Biomass Energy, Inc. (and amendment dated September 28, 2011) whereby the Company obtained a 40% interest in Ortigalita Power Company, LLC. from Phoenix Biomass for $360,000. The Company is accounting for this investment under the equity method. Ortigalita built a plant to produce electricity from waste and by-products. The Company has paid $335,000 in cash and has executed a no interest, demand note payable for the remaining balance of $25,000. The closing date of this purchase was October 31, 2011. As the Company paid less than the relative fair value of the net assets received, it has recorded a gain on bargain purchase in the amount of $110,362, in accordance with ASC 805-30.

During the six months ended April 30, 2012, the investee reported a net loss of $61,744. The Company has therefore recorded its share of these losses in the statement of operations ($24,698).

NOTE 6: NOTES PAYABLE

As of April 30, 2012, the Company had notes payable of $253,917 with accrued interest of $36,057. Certain notes totaling $223,957 contain conversion rights allowing the holder to convert each dollar of debt into 1 share of common stock, at the price the stock is being offered at time of conversion. The terms of the notes are as presented in the table below.

As of April 30, 2012, no demand for payment has been made on these notes.

		Interest		Conversion
Date	Name	Rate	Maturity	Rights	Amount
4/30/2010	Coach Capital, LLC	10%	Demand	Yes	$37,120
6/18/2010	Coach Capital, LLC	10%	Demand	Yes	18,062
6/23/2010	Coach Capital, LLC	10%	Demand	Yes	6,402
8/1/2010	Coach Capital, LLC	10%	Demand	Yes	522
8/1/2010	Coach Capital, LLC	10%	Demand	Yes	705
8/1/2010	Coach Capital, LLC	10%	Demand	Yes	3,252
9/30/2010	Coach Capital, LLC	10%	Demand	Yes	600
10/5/2010	Coach Capital, LLC	10%	Demand	Yes	2,665
10/22/2010	Coach Capital, LLC	10%	Demand	Yes	1,525
10/28/2010	Coach Capital, LLC	10%	Demand	Yes	24,386
10/31/2010	Coach Capital, LLC	10%	Demand	Yes	33,753
1/31/11	Coach Capital, LLC	10%	Demand	Yes	1,958
4/30/11	Coach Capital, LLC	10%	Demand	Yes	18,007
1/15/11	Zaman & Co. (related party)	10%	Demand	Yes	75,000
	Total Convertible Notes				223,957

9/30/2011	Phoenix Biomass	NA	Demand	None	25,000
4/15/12	Fairlane Holdings, Inc.	NA	Demand	None	4,960
	Total Notes Payable				$253,917

NOTE 7: RELATED PARTY TRANSACTIONS

On January 15, 2011, the Company received $75,000 from Zaman & Co. and issued a note payable with the conversion term.  Zaman & Co. is a related party through common Directors.

On May 9, 2011, the Company received $200 from Crown Equity Holdings, Inc., and issued a note payable. The officers and directors of the Company are also officers and directors of Crown Equity Holdings, Inc. On March 15, 2012 the note was repaid bringing the balance to zero as of April 30, 2012.

On May 23, 2011 the Company entered into an Agreement with Crown Equity Holdings, Inc. to manage the Company for one year. Under the terms of the agreement the Company issued 5,000,000 with a value of $1,050,000. The officers and directors of the Company are also officers and directors of Crown Equity Holdings, Inc.

On April 1, 2012 The Company extended their management agreement with Crown Equity Holdings, Inc. (Crown). Under terms of the agreement Crown shall provide the management consulting services for a period of twelve months, commencing on May 1, 2012 and ending April 30, 2013 and provide the administrative, accounting and other managerial functions. The Company shall pay Crown $22,000 per month in cash.  If the cash payment is not paid in full by the end of each fiscal quarter, the Company, upon Crown’s request, will issue stock to Crown Equity Holdings, Inc., at the price on the first business day after the end of the quarter as compensation for its services during the Term.

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

As of April 30, 2012, the Company had one Series A Preferred shares stock subscription with a value of $641,000. The subscription is for 1,282,000 shares of Series A preferred stock at $0.50 per share. These shares carry a conversion privilege that allows the holder to convert each share of Series A Preferred Stock into 10 shares of common stock of the Company. This subscription was filled through $590,000 in cash and conversion of notes payable of $51,000. This conversion occurred on October 31, 2011. As the securities this note was converted into were valued at $66,300, the Company recorded a loss on conversion of $15,300.

NOTE 10: SUBSEQUENT EVENTS

On June 18, 2012 the Company issued 1,950,000 shares with a value of $39,000 ($0.02 per share) for accounts payable.

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

Financial Condition as of April 30, 2012

The Company has current assets of $1,975 consisting of cash on April 30, 2012. Total current liabilities reported of $352,965 consisted of $99,048 in accounts payable and accrued expenses and $253,917 in notes payable.

Deficit accumulated during the development stage increased from $898,656 as of October 31, 2011to $1,531,767 as of April 30, 2012.

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

During the six months ended April 30, 2012, the investee reported a net loss of $61,744. The Company has therefore recorded its share of these losses in the statement of operations ($24,698).

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended October 31, 2011.  For the six months period ended April 30, 2012, there have been no material changes or updates to our critical accounting policies.

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

During the six months period ended April 30, 2012 and 2011 the Company did not produce any revenue.

Operating expenses for the three months ended April 30, 2012 were $328,530 and $81,223 during the same periods in 2011.Operating expenses during the six months period ending April 30, 2012 was $596,796 compared to $99,274 for the same period in 2011. Expenses during 2012 were greater due to the management fee paid in shares of common stock for managing the Company. Interest expense was $5,718 for the three month period and $11,437 for the six months period ending April 30, 2012 compared to zero for both the same periods in 2011.

Period from inception, June 28, 2006, to April 30, 2012

The Company has accumulated a total deficit of $1,751,444. Deficit accumulated during the pre-exploration stage was $219,677 and accumulated during the development stage was $1,531,767.

As a development stage company, the Company is currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of April 30, 2012, the Company has current assets of $1,975 in cash.  As at April 30, 2012, the Company’s current liabilities were $352,965 resulting in negative working capital of $350,990. Cash used in operating activities was $18,870 for the six month period ended April 30, 2012, compared to $94,966 during the same period in 2011. Cash used in investing activities was zero for the six month period ended April 30, 2012 compared to $25,000 for the same period in 2011. Cash from financing activities was $4,760 for the six month period ended April 30, 2012, compared to $119,966 during the same period in 2011. Although the Company had a larger loss in 2012 over 2011 the Company incurred $525,000 in stock based compensation in 2012 to reducing the cash used in operating activities in 2012 over the same period in 2011.

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

ITEM 4:     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of April 30, 2012ursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Principal Executive Officer along with the Principal Financial Officer concluded that disclosure controls and procedures are not effective as of April 30, 2012 in ensuring that information required to be disclosed by us in reports that are file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  These material weaknesses include the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the nine months ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
__________
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

CLEANTECH TRANSIT, INC.
(Registrant)

Date: July 18, 2012	By:	/s/ Kenneth Bosket
Kenneth Bosket, President, Chief Executive Officer (Principal Executive Officer)