Form 10-Q
period 2012-07-31
CLEANTECH TRANSIT, INC.
filed 2012-09-19
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form_________to_________

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

As of September 18, 2012 there were 205,876,826 shares of Common Stock of the issuer outstanding

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	1

	Consolidated Balance Sheet as at July 31, 2012 and October 31, 2011	2

	Consolidated Statement of Operations for the three and nine month period ended July 31, 2012 and 2011 and for the period from May 25, 2010 (Inception of Development Stage) to July 31, 2012	3

	Consolidated Statements of Cash Flows for the nine month period ended July 31, 2012 and 2011 and for the period from May 25, 2010 (Inception of Development Stage) to July 31, 2012	4

	Notes to the Financial Statements.	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	14

ITEM 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	15

ITEM 1A.	Risk Factors	15

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

ITEM 3.	Defaults Upon Senior Securities	15

ITEM 4.	Mine Safety Information	15

ITEM 5.	Other Information	15

ITEM 6.	Exhibits	16

	SIGNATURES	17

 FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in end-user demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, filed on February 14, 2012.

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

Operating results for the nine months ended July 31, 2012 are not necessarily indicative of the results that can be expected for the year ending October 31, 2012.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	July 31, 2012 (Unaudited)	October 31, 2011 (Audited)

ASSETS

CURRENT ASSETS
Cash	$686	$16,085

Total Current Assets	686	16,085

Other assets
Prepaid Management fee	12,600	525,000
Investment	--	470,362
Total assets	$13,286	1,011,447

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$33,612	34,685
Convertible notes payable	--	148,957
Convertible notes payable-related party	--	75,000
Notes payable	25,000	25,000
Advance	19,265	--
Notes payable – related party	--	200
Total Current Liabilities	77,877	283,842

STOCKHOLDERS’ EQUITY

Preferred stock; Series A Convertible; $0.001 par value; 5,000,000 shares authorized; 1,282,000 issued and outstanding	1,282	--
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Preferred stock subscription	--	641,000
Common stock 600,000,000 shares authorized, at $0.001 par value 205,876,826 and 109,905,074 shares issued and outstanding at July 31, 2012 and October 31, 2011, respectively	205,877	109,905
Paid in capital	2,246,557	1,095,213
Deficit accumulated during the pre-exploration stage	(219,677)	(219,677)
Deficit accumulated during the development stage	(2,298,630)	(898,836)

Total Stockholders’ Equity	(64,591)	727,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,286	$1,011,447

The accompanying notes are an integral part of these unaudited financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,		From May 25, 2010 (Inception of Development Stage) to July 31,
	2012	2011	2012	2011	2012

Revenues	$--	$--	$--	$--	$--

EXPENSES
General & administrative	314,991	545,216	911,787	644,490	1,883,993
Total Operating Expenses	(314,991)	(545,216)	(911,787)	(644,490)	(1,883,993)

OTHER INCOME(EXPENSE)
Gain from bargain purchase					110,362
Interest expense	(6,209)	(5,667)	(17,646)	(14,337)	(39,338)
Investee losses	(139,014)	--	(163,712)	--	(163,712)
Loss on Impairment of Investment	(306,650)	--	(306,650)	--	(306,650)
Loss on conversion of debt to equity	--	--	--	--	(15,300)
TOTAL OTHER INCOME (EXPENSE)	(451,873)	--	(488,008)	--	(414,638)

NET LOSS	$(766,864)	$(550,893)	(1,399,795	(658,827)	(2,298,631)

NET LOSS PER SHARE: Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE OUTSTANDING SHARES : Basic and diluted	123,214,736	108,655,074	114,368,111	106,136,692

The accompanying notes are an integral part of these unaudited financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended July 31,		From May 25, 2010 (Inception of Development Stage) to July 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,399,795)	(658,827)	(2,298,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	828,500	262,500	1,353,500
Notes issued for expenses	--	--	88,395
Loss(gain) on conversion of debt	--	--	15,300
Gain from bargain purchase	--	--	(110,362)
Investee losses	163,711	--	163,711
Loss on impairment of investment	306,650	--	306,650
Changes in operating assets and liabilities:
Accounts payable and accrued interest	79,071	17,577	77,420
Prepaid	(12,600)	--	(12,600)
Net cash used in operating activities	(34,463)	(378,750)	(416,617)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in LLC	--	(335,000)	(335,000)
Net cash used in investing activities	--	(335,000)	(335,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	--	--	--
Proceeds from preferred shares issued for cash	--	590,000	590,000
Proceeds from advances	19,064	--	19,064
Proceeds from issuance of notes		146,166	143,239
Net cash provided by financing activities	19,064	736,166	752,303

Net Increase (Decrease) in Cash	(15,399)	22,416	686

Cash at Beginning of Period	16,085	--	--

CASH AT END OF PERIOD	686	22,416	686

Supplemental disclosure of noncash financing transactions
Notes issued for expense	--	--	$88,395
Issuance of note payable for investment in LLC	--	--	$25,000
Conversion of debt to equity (preferred shares)	--	--	$51,000
Common stock issued for prepaid management fees	--	$1,050,000	$1,050,000
Common stock issued for notes payable	$223,957	--	$223,975
Accrued interest contributed to capital	$41,140	--	$41,140
Stock issued for compensation to related party	$303,500	--	$303,500

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

On July 11, 2011 the Company formed Cleantech Energy, Inc. as a wholly owned subsidiary. There has been no activity in this entity, through July 31, 2012.

On July 14, 2011 the Company amended its articles of incorporation increasing its authorized capital stock to 610,000,000 consisting of 600,000,000 shares of common stock with a par value of $0.001 per shares and 10,000,000 shares of preferred stock with a par value of $0.001.

On July 25, 2011 the Company formed Cleantech Exploration Corp. as a wholly owned subsidiary. There has been no activity in this entity, through July 31, 2012.

On August 23, 2011 the Company designated 5,000,000 of the 10,000,000 preferred shares as Series A Convertible preferred. These share have a conversion right of 10 shares of common for each share of preferred, a voting right as a class, and liquidation preference valuation of $0.50 per share.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit and accumulated deficit during the development stage and pre-exploration stage of the Company is $2,518,307 ($2,298,630 and $219,677, respectively). The Company has not established revenues to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations under Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the nine months ended July 31, 2012 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31 2011.

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

As of July 31, 2012, the Company had a net operating loss carry forward of $2,518,307. The tax benefit of approximately $881,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will begin to expire in 2026.

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

Revenue Recognition

Revenue is recognized on the sale and transfer of goods or completion of service. During the nine month period ending July 31, 2012, the Company did not have any revenue.

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

NOTE 4: PREPAID MANAGEMENT FEE

On May 23, 2011 the Company entered into a one year management agreement with Crown Equity Holdings, Inc. Under the terms of the agreement the Company issued 5,000,000 common shares at $0.21 per share with a value of $1,050,000.  The management agreement covered the period from May 1, 2011 to April 30, 2012.

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

During the nine months ended July 31, 2012, the investee reported a net loss of $163,712. The Company has therefore recorded its share of these losses in the statement of operations ($163,712).

On July 31, 2012 the Board of Directors reviewed the 40% interest investment the Company held in Ortigalita Power Company, LLC. it purchased from Phoenix Biomass for $360,000.  The Company’s investee loss incurred through July 31, 2012 was $163,712 leaving the value of the investment as $306,650.  Through the Company’s review and discussion with the controlling interest of the project, it was determined that a substantial investment would be required to bring the plant to a production level that would be profitable. As the Company is unable to make such an investment, the Company determined its investment was impaired and recorded a related impairment loss of $306,650 in its statement of operations.

NOTE 6: NOTES PAYABLE

On September 30, 2011 the Company issued a demand note to Phoenix Biomass as part of the investment in the Ortigalita plant project in the amount of $25,000. The note carries a 6% simple annual interest rate. Total accrued interest for this note as of July 31, 2012, was $1,125.

On July 20, 2012 the Company at the request of the convertible note holders converted $223,957 of notes to 43,068,600 shares of common stock at $0.0052 per share. As part of the conversion the accrued interest of $41,140 on the notes was forgiven by the note holders, and contributed to additional paid-in capital.

During the nine months ended July 31, 2012, the Company received advances from a third parties totaling $19,065. These advances are non-interest bearing and payable on demand.

NOTE 7: RELATED PARTY TRANSACTIONS

On January 15, 2011, the Company received $75,000 from Zaman & Co. and issued a note payable with the conversion term.  Zaman & Co. is a related party through common Directors. On July 20, 2012 the note was converted to 14,423,030 shares of common stock at $0.0052 per shares and the interest was forgiven by the note holder.

On May 9, 2011, the Company received $200 from Crown Equity Holdings, Inc., and issued a note payable. The officers and directors of the Company are also officers and directors of Crown Equity Holdings, Inc. The note was paid leaving the balance at zero.

On May 23, 2011 the Company entered into an Agreement with Crown Equity Holdings, Inc. to manage the Company for one year. Under the terms of the agreement the Company issued 5,000,000 with a value of $1,050,000. The officers and directors of the Company are also officers and directors of Crown Equity Holdings, Inc.

On April 1, 2012 the Company entered into a one year management agreement with Crown Equity Holdings, Inc. Under the terms of the agreement the Company will pay Crown Equity Holdings $22,000 in cash. If the Company does not pay the amount in cash the Company will issue shares for the difference between $66,000 and the cash amount paid at the end of each quarter. The management agreement covered the period from May 1, 2012 to April 30, 2013. On July 1, 2012, the Company issued 5,280,000 shares of common stock with a value of $66,000 at $0.0125 per share.

As additional compensation to Crown Equity Holdings, the Company issued 45,673,152 shares of common stock with a value of $237,500 ($0.0052 per share) for management services rendered.

NOTE 8: STOCKHOLDERS EQUITY

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

As of July 31, 2012, the Company had one Series A Preferred shares stock subscription with a value of $641,000. The subscription is for 1,282,000 shares of Series A preferred stock at $0.50 per share. These shares carry a conversion privilege that allows the holder to convert each share of Series A Preferred Stock into 10 shares of common stock of the Company. This subscription was filled through $590,000 in cash and conversion of notes payable of $51,000. This conversion occurred on October 31, 2011. As the securities this note was converted into were valued at $66,300, the Company recorded a loss on conversion of $15,300.

On June 18, 2012 the Company issued 1,950,000 shares of common stock to one entity with a value of $39,000 at $0.02 per share for accounts payable.

On July 1, 2012 the Company issued 5,280,000 shares of common stock to Crown Equity Holdings with a value of $66,000 at $0.0125 per share for the previous quarter management fee.

On June 18, 2012 the Company issued 43,068,030 shares of common stock to seven entities with a value of $233,957 at $0.0052 per share for the conversion of notes payable.

As additional compensation to Crown Equity Holdings, the Company issued 45,673,152 shares of common stock with a value of $237,500 ($0.0052 per share) for services rendered.

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

Financial Condition as of July 31, 2012

The Company has current assets of $13,286 on July 31, 2012. Total current liabilities reported of $77,877 consisted of $33,612 in accounts payable and accrued expenses and $44,265 in notes payable and advances.

Deficit accumulated during the development stage increased from $898,836 as of October 31, 2011to $2,298,630 as of July 31, 2012.

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

During the nine months ended July 31, 2012, the Company recorded its share of losses of $163,711 in the statement of operations.

As of July 31, 2012 the Company reviewed the investment and elected to impair it investment for a loss of $306,650.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended October 31, 2011.  For the nine month period ended July 31, 2012, there have been no material changes or updates to our critical accounting policies.

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

Results of Operations

During the three and nine month periods ended July 31, 2012 and 2011 the Company did not produce any revenue.

Operating expenses for the three and nine months ended July 31, 2012 were $314,991 and $911,787 compared to $545,216 and $644,490 during the same periods in 2011. Expenses during 2012 were due to the management fee for managing the Company. Interest expense was $6,209 and $17,646 for the three and nine months period ending July 31, 2012 compared to $5,667 and $14,337 for the same periods in 2011.

Period from inception, June 28, 2006, to July 31, 2012

The Company has accumulated a total deficit of $2,518,307. Deficit accumulated during the pre-exploration stage was $219,677 and accumulated during the development stage was $2,298,630.

As a development stage company, the Company is currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of July 31, 2012, the Company has current assets of $ 13,286.  As at July 31, 2012, the Company’s current liabilities were $77,877 resulting in negative working capital of $64,591. Cash used in operating activities was $34,463 for the nine month period ended July 31, 2012, compared to $378,750 during the same period in 2011. The decrease in 2012 was due to a larger net loss less adjustments for higher stock compensation, impairment of asset, investee loss and prepaid expenses. Cash used in investing activities was zero for the nine month period ended July 31, 2012 and $335,000 for the same period in 2011. Cash from financing activities was 19,064 for the three month period ended July 31, 2012, compared to $736,166 during the same period in 2011.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of July 31, 2012ursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Principal Executive Officer along with the Principal Financial Officer concluded that disclosure controls and procedures are not effective as of July 31, 2012 in ensuring that information required to be disclosed by us in reports that are file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  These material weaknesses include the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the nine months ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

None

ITEM 1A:   RISK FACTORS

Not applicable

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 18, 2012 the Company issued 1,950,000 shares of common stock to one entity with a value of $39,000 at $0.02 per share for accounts payable.

On July 1, 2012 the Company issued 5,280,000 shares of common stock to Crown Equity Holdings with a value of $66,000 at $0.0125per share for the previous quarter management fee.

On June 18, 2012 the Company issued 43,068,030 shares of common stock to seven entities with a value of $233,957 at $0.0052 per share for the conversion of notes payable.

On July 20, 2012 the Company issued 45,673,152 shares of common stock to Crown Equity Holdings with a value of $237,500 at $0.0052per share for compensation on the difference of the value of the shares issued and value when available for sale.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:   MINE SAFETY INFORMATION

None

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
_______
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH TRANSIT, INC.
(Registrant)

Date: September 18, 2012	By:	/s/ Kenneth Bosket
Kenneth Bosket,
President, Chief Executive Officer
(Principal Executive Officer)