Form 10-K/A
period 2011-10-31
CLEANTECH TRANSIT, INC.
filed 2012-10-19
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended October 31, 2011

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No   ☒

The aggregate market value of the51,284,567 shares of  voting and non-voting common equity held by non-affiliates of the registrant as of February 10, 2012 was approximately $7,077,702 based upon the closing price of $0.138 per share reported for such date on the Over-the-Counter Bulletin Board maintained by FINRA.  Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

Comparison of Fiscal Years Ended October 31, 2011 and October 31, 2010

General and administrative expenses for the year ended October 31, 2011 were $910,895 from 61,311 for the year ended October 31, 2010, due largely to an increase in a management fee of $525,000, advertising of $346,550 and legal and accounting of $31,205 in the year ended October 31, 2011.  The Company recorded a gain on bargain purchase of $110,362, related to its acquisition of a 40% interest in a waste energy entity. The Company also recorded a loss on conversion of debt to equity of $15,300 related to debt converted to Series A Preferred Shares, on October 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of October 31, 2011 pursuant to Exchange Act Rule 13a-15. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of October 31, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

●              We do not have a written internal control procedurals manual which outlines the duties and reporting requirements of the officers.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control policies.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Our present management feels the weaknesses identified above have not had any material effect on our financial results.  Our present management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Audit Committee to advise other members as to correct accounting and reporting procedures.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2011. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.  Executive compensation for the years ended October 31, 2011 and 2010 is set forth in the following summary:

DIRECTORS & OFFICERS COMPENSATION

Name and Principal Position		Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compen -sation ($)	Awards		Payouts	All other compen- sation ($) (1)
	Year				Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)		Total Compensation
Kenneth Bosket, CEO, Director	2011 2010 2009	- - -	- -	- -	- -	- -	- -	-
Roger Nelson(3) Former Chief Executive Officer, President, Interim Chief Financial Officer	2011 2010 2009	-	- - -	- - -	- -	- - -	- - -	-
Montse Zaman, Secretary, Treasurer, Director	2011 2010 2009	-	- - -	- - -	-	- - -	- - -	-
Lowell Holden CFO, Director	2011 2010 2009	- - -	- - -	- - -	- - -	- - -	- - -	- - -
B Gordon Brooke (1)Former CEO, CFO, Director	2011 2010 2009
Ian McAvoy, (2) Former CEO, Director	2011 2010 2009
____________
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

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

B. Gordon Brooke 115 Argelene Street Mississauga, Ontario, Canada, L5G 1X1	15,000,000	13.6%

Kenneth Bosket (1)	0	0%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Strand Group, Inc. Henville Building Charlestown, Nevis	47,275,074	43.0% %

Roger Nelsen 21020 North Pima Road, Scottsdale, Arizona 85255	0	0

Montse Zaman (1)	0	0%
5440 Sahara, Suite 205
Las Vegas, NV 89146

Lowell Holden(1)	0	0%
5440 Sahara, Suite 205
Las Vegas, NV 89146

All directors and officers as a group (3)	0	0%
___________
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
_______
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

CLEANTECH TRANSIT, INC.
(Registrant)

Date: October 18 , 2012	By:	/s/ Kenneth Bosket
Kenneth Bosket, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 18 , 2012 .

Signature	Title

/s/ Kenneth Bosket	Director, Chief Executive Officer
Kenneth Bosket

/s/ Montse Zaman	Director, Secretary, Treasurer
Montse Zaman

/s/ Lowell Holden	Director, Chief Financial Officer (Principal Financial Officer), Principal Accounting Officer
Lowell Holden

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cleantech Transit, Inc.
(a Development Stage Company)

We have audited the accompanying balance sheets of Cleantech Transit, Inc. (a Development Stage Company) (the Company) as of October 31, 2011 and 2010, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended October 31, 2011, and for the period from May 25, 2010 (inception of Development Stage) to October 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cleantech Transit, Inc. (a Development Stage Company) as of October 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2011, and for the period from May 25, 2010 (inception of Development Stage) to October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

Madsen & Associates CPA’s, Inc.
Murray, Utah
February 10, 2012

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	October 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,085	$--
Marketable securities		--
		--
Total current assets	16,085	--

OTHER ASSETS
Investment	470,362	-
Prepaid management fee	525,000	-

Total assets	$1,011,447	$--

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$34,685	$9,252
Convertible notes payable	148,957	131,918
Convertible notes payable – related party	75,000
Notes payable	25,000
Notes payable – related party	200	--

Total current liabilities	283,842	141,170

Total liabilities	283,842	141,170

STOCKHOLDERS EQUITY(DEFICIT)

Preferred Stock, Series A Convertible $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	--	--
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	--	--
Preferred stock subscription	641,000	--
Common stock, $0.001 par value, 600,000,000 authorized, 109,905,074 and 104,905,074 issued and outstanding at October 31, 2011 and 2010, respectively	109,905	104,905
Capital in excess of par	1,095,213	34,913
Deficit accumulated during the pre-exploration stage	(219,677)	(219,677)
Deficit accumulated during the development stage	(898,836)	(61,311)
Total stockholders’ equity (deficit)	727,605	(141,170)

Total liabilities and stockholders’ equity (deficit)	$1,011,447	$--

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,		From May 25, 2010 (Inception of Development Stage) to October 31,
	2011	2010	2011

REVENUES	$--	$-	$--

EXPENSES
General & administrative	910,895	61,311	972,206
Total Operating Expenses	(910,895)	(61,311)	(972,206)

OTHER INCOME(EXPENSE)
Gain from bargain purchase	110,362		110,362
Loss on conversion of debt to equity	(15,300)		(15,300)
Interest expense	(21,692)	-	(21,692)

NET LOSS FROM CONTINUING OPERATIONS	(837,525)	(61,311)	(898,836)

DISCONTINUED OPERATIONS	--	(86,566)	--

NET LOSS	$(837,525)	$(147,877)	(898,836)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS Basic and diluted	$(0.01)	$(0.00)

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS Basic and diluted	$0.00	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	107,110,553	267,644,800

The accompanying notes are an integral part of these financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
November 1, 2008 to October 31, 2011

					Accumulated	Accumulated
			Additional	Preferred	Deficit during	Deficit during	Total
	Common Stock		Paid-In	Stock	Exploration	Development	Stockholders
	Shares	Amount	Capital	Subscription	Stage	Stage	Deficit

Balances , November 1, 2008	265,350,000	$265,350	$(219,450)		$(106,063)	$--	(60,163)

Common stock issued for debt	4,555,074	4,555	71,363		--	--	75,918
Net loss,	-	-	-		(27,048)	--	(27,048)
Capital contribution - expense	-	-	12,000		-	-	12,000

Balance, October 31, 2009	269,905,074	269,905	(136,087)		(133,111)	--	707

Forward split of shares 3:1
Shares surrendered and cancelled	(165,000,000)	(165,000)	165,000				--
Capital contribution			6,000				6,000
Net loss	--	--	--		(86,566)	(61,311)	(147,877)

Balances Balance, October 31, 2010	104,905,074	104,905	34,913		(219,677)	(61,311)	(141,170)

Common stock issued for services	5,000,000	5,000	1,045,000		--	--	1,050,000
Preferred stock subscription				641,000			641,000
Conversion of debt to equity			15,300				15,300
Net loss						(837,525)	(837,525)

Balances October 31, 2011	109,905,074	$109,905	$1,095,213	$641,000	$(219,677)	$(898,836)	727,605

The accompanying notes are an integral part of these financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,		From May 25, 2010 (Inception of Development Stage) to October 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(837,525)	(147,877)	(898,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	525,000		525,000
Notes issued for expense	-	88,395	88,395
Notes issued for expenses related to discontinued operations	--	43,523	-
Contributed capital – expenses related to discontinued operations		6,000
Loss on conversion of debt to equity	15,300		15,300
Gain from bargain purchase	(110,362)		(110,362)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	25,433	(27,084)	(1,651)
Accounts payable related to discontinued operations	--	30,757	--
Net cash used in operating activities	(382,154)	(6,286)	(382,154)

CASH FLOWS FROM INVESTING ACTIVITIES	-	---	-
Investment in LLC	(335,000)	--	(335,000)
Net cash used in investing activities	(335,000)	--	(335,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties - discontinued operations	--	-	--
Proceeds from preferred shares issued for cash	590,000	--	590,000
Proceeds from issuance of notes	143,239	-	143,239
Net cash provided by financing activities	733,239	-	733,239

Net Increase (Decrease) in Cash	16,085	(6,286)	16,085

Cash at Beginning of Period	--	6,286	--

CASH AT END OF PERIOD	16,085		16,085

Supplemental disclosure of noncash investing and financing transactions:
Notes issued for expense		$88,395	$88,395
Notes issued for expenses related to discontinued operations		$43,523
Contributed capital –expenses related to discontinued operations		$6,000
Issuance of note payable for investment in LLC	$25,000		$25,000
Conversion of debt to equity (preferred shares)	$51,000		$51,000
Common stock issued for prepaid management fees	$1,050,000		$1,050,000

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