Form 10-K/A
period 2011-10-31
CLEANTECH TRANSIT, INC.
filed 2012-10-31
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

CLEANTECH TRANSIT, INC.
(Registrant)

Date: October 31, 2012	By:	/s/ Kenneth Bosket
Kenneth Bosket, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 18, 2012.

Signature	Title

/s/ Kenneth Bosket	Director, Chief Executive Officer
Kenneth Bosket

/s/ Montse Zaman	Director, Secretary, Treasurer
Montse Zaman

/s/ Lowell Holden	Director, Chief Financial Officer (Principal Financial Officer), Principal Accounting Officer
Lowell Holden

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cleantech Transit, Inc.
(a Development Stage Company)

We have audited the accompanying balance sheets of Cleantech Transit, Inc. (a Development Stage Company) (the Company) as of October 31, 2011 and 2010, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended October 31, 2011, and for the period from May 25, 2010 (inception of Development Stage) to October 31, 2011 . The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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