Form 10-K
period 2012-10-31
CLEANTECH TRANSIT, INC.
filed 2013-02-13
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended October 31, 2012

o	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from________to_______

Commission File Number: 000-52653

CLEANTECH TRANSIT, INC.
(Exact name of registrant as specified in charter)

Nevada	98-0505768
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

11226 Pentland Downs Road, Las Vegas, NV	89141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(702) 448-1543

Securities registered pursuant to section 12 (b) of the Act: None
Securities registered pursuant to section 12 (g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  o Yes   x No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   o Yes   x No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  x    Yes   o    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  x    Yes   o    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o	Small reporting company	x
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  o   No  x

The aggregate market value of the 87,648,600 shares of  voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2012 was approximately $5,127,443 based upon the closing price of $0.0585 per share reported for such date on the Over-the-Counter Bulletin Board maintained by FINRA. Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at February 13, 2013
Common Stock, $.001 par value per share	260,876,826 shares

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

Summary of Significant Events

In October, 2006, we purchased the Alice Claim, situated in NWT, Canada, for $1,000 from Mr. Max Braden, an independent unrelated prospector of Yellowknife, NWT to explore for minerals.

On October 31, 2006, we closed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 538,000 common shares were sold at the price of $0.05 per share to raise $26,900.

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

On July 11, 2011, the Company formed Cleantech Energy, Inc. as a wholly owned subsidiary.  There has been no activity in this entity.

On July 25, 2011, the Company formed Cleantech Exploration Corp. as a wholly owned subsidiary. There has been no activity in this entity.

On July 14, 2011, the Company amended its articles of incorporation increasing its authorized capital stock to 610,000,000 consisting to 600,000,000 shares of common stock with a par value of $0.001 per shares and 10,000,000 shares of preferred stock with a par value of $0.001.

On August 23, 2011, the Company designated 5,000,000 of the 10,000,000 preferred shares as Series A Convertible preferred.  These share have a conversion right of 10 shares of common for each share of preferred, a voting right as a class, and liquidation preference valuation of $0.50 per share.

On August 19, 2011, the Company entered into an agreement with Phoenix Biomass  Energy, Inc. whereas the Company obtained a 40% interest in Ortigalita Power Company, LLC. from Phoenix Biomass for $360,000.  The Company is accounting for this investment under the equity method. Ortigalita is building a plant to produce electricity from waste and by products. The Company has paid $335,000 in cash and has executed a no interest demand note for $25,000.The closing date of this purchase was October 31, 2011.

As the Company paid less than the relative fair value of the net assets received, it has recorded a gain on bargain purchase in the amount of $110,362.

On July 31, 2012, the Company impaired the investment in the Ortigalita Power Company reducing the value of the investment to zero.

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

Capital Equipment and Expenditures

During the year ended October 31, 2012, the Company did not acquire any material capital equipment.

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

Our principal executive office is located at: 11226 Pentland Downs Road, Las Vegas, NV 89141.  Our telephone number at that address is (702) 448-1543.

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

If we are successful in raising financing proceeds, we believe this will permit us to complete the development of a limited number of product prototypes that can be evaluated by potential customers, and to pay for certain other operating costs.  However, even if we are successful in raising such proceeds, we will need to raise additional funds in order to implement our intended operating plan.  If we are unable to raise additional capital or are unable to do so on acceptable terms, we may be prevented from conducting all or a portion of our planned operations.  In particular, the development or expansion of our business could be delayed or aborted if we are unable to fund our activities.  In addition, we may be forced to reduce our sales and marketing efforts or forego attractive business opportunities.  If we fail to execute our strategy to achieve and maintain profitability in the future, we may fail to meet expectations of investors, and the price of our common shares may decline, which would adversely affect our ability to raise additional capital.

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

Asserting, defending and maintaining our intellectual property rights could be difficult and costly, and failure to do so may diminish our ability to compete effectively and may harm our operating results.  We may need to pursue legal action to enforce our intellectual property rights, to protect our trademarks, trade secrets, domain names and other intellectual property rights and to determine the validity and scope of the proprietary rights of others.  Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others and the enforcement of intellectual property rights may be difficult.  We cannot assure you that the outcome of any litigation will be in our favor.  Intellectual property litigation may be costly and may divert management attention, as well as expend our other resources away from our business.  If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine the priority of rights to the trademark.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K.  That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.  This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  As of October 31, 2012, the management of the Company assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended October 31, 2012, that it’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules.  Management realized there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.  A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, imposes various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives.  Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this annual report on Form 10-K, including an explanatory paragraph as to an uncertainty with the respect to the Company’s ability to continue as a going concern.

The report of Madsen & Associates CPA’s, Inc., our independent registered public accounting firm, with respect to our consolidated financial statements and the related notes for the fiscal year ended October 31, 2012, indicates that there was substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from this uncertainty.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our future activities, we might cease to operate.

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

Our common stock is listed for quotation on the OTCBB under the symbol “CLNO.OB.  Any trading price of our common stock on the OTC Bulletin Board may not be an accurate indicator of the trading price of our common stock.  Any trading in our shares could have a significant effect on our stock price.  If a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment.  No assurance can be given that an active market will develop or that a shareholder will ever be able to liquidate its shares of common stock without considerable delay, if at all.  Many brokerage firms may not be willing to effect transactions in the securities.  Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.  These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

ITEM 2:  PROPERTIES

We currently maintain our registered offices at 11226 Pentland Downs Road, Las Vegas, NV 89141.

ITEM 3:  LEGAL PROCEEDINGS

To the best of management’s knowledge, there are no material legal proceedings pending against the Company.

ITEM 4:  MINE SAFETY INFORMATION

Not applicable.

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

Fiscal 2012	Low	High
First Quarter	0.0500	0.158
Second Quarter	0.0585	0.138
Third Quarter	0.0050	0.055
Fourth Quarter	0.0012	0.052
Fiscal 2011
First Quarter	0.1250	0.350
Second Quarter	0.0750	0.270
Third Quarter	0.0800	0.140
Fourth Quarter	0.0660	0.158

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions.  All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Approximate Number of Holders of Common Stock

As of February 13, 2013, there were 34 shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name.”

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors.  We do not anticipate paying any dividends in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended October 31, 2012, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

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

In August 2011, the Company acquired a 40% interest in Ortigalita Power Systems, LLC a waste power generating project in California. The plant is near completion.

On July 31, 2012, the Company impaired the investment in the Ortigalita plant and reduced the value to zero on the balance sheet.

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

Basic and Diluted Net Income (loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

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

Financial Condition as of October 31, 2012

The Company has current assets of $13,547 as of October 31, 2012.  Total current liabilities reported of $105,598 consisted of $57.353 in accounts payable and accrued expense and $43,245 in notes payable and advances to the Company.

Stockholders’ deficit is $92,051 at October 31, 2012 compared to a stockholder’s equity of $727,605 as of October 31, 2011.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2012 annexed hereto.

Comparison of Fiscal Years Ended October 31, 2012 and October 31, 2011

General and administrative expenses for the year ended October 31, 2012 were $1,006,370 from $910,895 for the year ended October 31, 2011, due largely to an increase in management fees of $894,782 and legal and accounting of $99,635 in the year ended October 31, 2012.  The Company recorded a loss on the impairment of the investment of $360,000 related to its investment of a 40% interest in a waste energy entity. The Company also recorded a loss on conversion of debt to equity of $15,300 related to debt converted to Series A Preferred Shares, on October 31, 2011.

Interest for the period ended October 31, 2012 was $16,521 compared to $21,692 in the same period in 2011.  Net loss was $1,493,254 for the period ended October 31, 2012 compared to $837,525 for the same period in 2011.

Period from inception, June 28, 2006, to October 31, 2012

As of October 31, 2012, we have an accumulated deficit of $2,611,767. Deficit accumulated during the pre-exploration stage was $219,677 and accumulated during the development stage was $2,392,090.

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of October 31, 2012, the Company had cash of $947 as a current asset, a decrease from $16,085 cash for the period ending October 31, 2011.  The Company currently has no revenue from operations and has not generated any revenue from operations since inception.  Since inception and prior to the year ended October 31, 2012, the Company has been funded by private placement of shares and debt and advances.  During the year ended October 31, 2012, the Company funded its operations from advances of $23,245 and common stock issued for services.  We plan to continue further financings, however, we do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans and our business will then likely fail.

For the year ended October 31, 2012, cash used in operating activities was $38,182 compared to cash used of $382,154 in the same period in 2011.  The large decrease in 2012 was due to accounts payable increase and impairment of investments of $360,000 in 2012 over 2011.

Cash used in investing activities was zero in the period ended October 31, 2012 compared to $335,000 in the same period in 2011. Cash used in investing in 2011was for the investment in a 40% interest in the waste energy entity.

Cash provided by financing activities was $23,044 for the period ended October 31, 2012 compared to $733,239 in the same period in 2011. The financing activity in 2011 consisted of preferred stock subscriptions of $590,000 and notes payable of $143,239.

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

On April 1, 2012, the Company entered into a one year management agreement with Crown Equity Holdings, Inc. under which the Company is managed by officers and directors from Crown. Under the terms of the agreement the Company pays Crown $22,000 per month in either cash or the equal value of stock at the last day of the quarter. As of October 31, 2012 the Company issued 55,000,000 shares at $0.0012 per share with a value of $66,000 for the quarter ended October 31, 2012.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET   RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended October 31, 2012 have been examined by our independent accountants, Madsen & Associates CPA’s Inc.

ITEM 9:  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of October 31, 2012 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of October 31, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The principal executive officers and directors of the Company are as follows:

Name	Age	Positions Held and Tenure
Kenneth Bosket	65	CEO, Director since June, 2011

Montse Zaman	37	Secretary, Treasurer, Director since June, 2011

Lowell Holden	70	CFO, Director since June, 2011

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

Director Nominations

As of October 31, 2012, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.  We have not established formal procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2012, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

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

ITEM 11.   EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.  Executive compensation for the years ended October 31, 2012 and 2011 is set forth in the following summary:

DIRECTORS & OFFICERS COMPENSATION

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compen -sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($) (1)	Total Compensation

Kenneth	2012	-	-	-	-	-	-	-	-
Bosket, CEO, Director	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

Roger Nelson(1)	2012	-	-	-	-	-	-	-	-
Former Chief Executive Officer,	2011	-	-	-	-	-	-	-	-
President, Interim Chief	2010	-	-	-	-	-	-	-	-
Financial Officer

Montse Zaman, Secretary,	2012	-	-	-	-	-	-	-	-
Treasurer, Director	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

Lowell Holden	2012	-	-	-	-	-	-	-	-
CFO, Director	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

(1) In July, 2011 Mr. Roger Nelson resigned as Chief Executive Officer, Interim Chief Financial Officer and Director

Outstanding Equity Awards at Fiscal 2011 Year-End

None of our named executive officers or directors had any outstanding equity awards as of the fiscal year ended October 31, 2012.

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

Names and Addresses	Number of Shares Owned Beneficially	Percent of Beneficially Owned Shares

B. Gordon Brooke 115 Argelene Street Mississauga, Ontario, Canada, L5G 1X1	15,000,000	5.75%

Kenneth Bosket (1)	0	0%
11226 Pentland Downs Road,
Las Vegas, NV 89141

Strand Group, Inc. Henville Building Charlestown, Nevis	47,275,074	18.12%

Crown Equity Holdings, Inc. 11226 Pentland Downs Road, Las Vegas, NV 89141	110,953,152	42.53%

Montse Zaman (1)	0	0%
11226 Pentland Downs Road,
Las Vegas, NV 89141

Lowell Holden(1)	0	0%
11226 Pentland Downs Road Las Vegas NV 89141

All directors and officers as a group (3)	0	0%

(1) Denotes officer or director.

Description of Securities

As of February 13, 2013 our authorized capital consists of 600,000,000 shares of common stock, par value $0.001 per share, of which 260,876,826 shares are issued and outstanding and 10,000,000 shares of preferred stock with a par value of $0.001 of which 1,280,000 were outstanding. 5,000,000 of the 10,000,000 preferred shares are designated as Series A Convertible Preferred.  The Series A preferred shares have a conversion right of 10 shares of common for each share of preferred, a voting right as a class, and liquidation preference valuation of $0.50 per share.

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

Dividend Policy

As of the date of this Form 10-K, we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends will be at the discretion of our Director and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

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

On April 1, 2012, the Company entered into a one year management agreement with Crown Equity Holdings, Inc. under which the Company is managed by officers and directors from Crown. Under the terms of the agreement the Company pays Crown $22,000 per month in either cash or the equal value of stock at the last day of the quarter.

On July 1, 2012, the Company issued Crown Equity Holdings 5,280,000 shares of common stock with a value of $66,000 for payment of the quarter ended July 31, 2012 management fee per the contract.

On July 20, 2012, the Company issued Crown equity Holdings 45,673,152 shares of common stock with a value of $237,500 for the value lost on the 5,000,000 shares issued in 2011.

As of October 31, 2012, the Company issued 55,000,000 shares at $0.0012 per share with a value of $66,000 for the quarter ended October 31, 2012.

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

	October 31, 2012	October 31, 2011
Audit Fees	$14,500	$18,325
Audit Related Fees		-
Tax Fees		-
All Other Fees		-
Total	$14,500	$18,325

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended October 31, 2012.

PART IV

ITEM 15:       EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________

*	Filed herewith.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Financial Statements.

The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates CPA’s, Inc.	F-1

Consolidated Balance Sheets as at October 31, 2012 and 2011	F-2

Consolidated Statements of Operations for the years ended October 31, 2012 and 2011 and for the period from May 25, 2011 (Inception of Development Stage) to October 31, 2012	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from May 25, 2011 to October 31, 2012	F-4

Consolidated Statements of Cash Flows for the years ended October 31, 2012 and 2011 and for the period from May 25, 2011 (Inception of Development Stage) to October 31, 2012	F-5

Notes to the Consolidated Financial Statements	F-6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEANTECH TRANSIT, INC.
(Registrant)

Date: February 13, 2013	By:	/s/ Kenneth Bosket
Kenneth Bosket, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2013.

Signature	Title

/s/ Kenneth Bosket	Director, Chief Executive Officer
Kenneth Bosket

/s/ Montse Zaman	Director, Secretary, Treasurer
Montse Zaman

/s/ Lowell Holden	Director, Chief Financial Officer (Principal Financial
Lowell Holden	Officer), Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cleantech Transit, Inc.
(a Development Stage Company)

We have audited the accompanying consolidated balance sheets of Cleantech Transit, Inc. (a Development Stage Company) (the Company) as of October 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended October 31, 2012, and for the period from June 28, 2006 (date of inception) to October 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cleantech Transit, Inc. (a Development Stage Company) as of October 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2012, and for the period from June 28, 2006 (date of inception) to October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

Murray, Utah
February 11, 2013

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	October 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$947	$16,085
Marketable securities		--
Prepaid management fee	12,600	525,000
		--
Total current assets	13,547	541,085

OTHER ASSETS
Investment	--	470,362

Total assets	$13,547	$1,011,447

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$57,353	$34,685
Convertible notes payable	--	148,957
Convertible notes payable – related party	--	75,000
Notes payable	25,000	25,000
Advances	23,245	--
Notes payable – related party	--	200

Total current liabilities	105,598	283,842

Total liabilities	105,598	283,842

STOCKHOLDERS EQUITY(DEFICIT)

Preferred Stock, Series A Convertible $0.001 par value, 5,000,000 shares authorized, 1,280,000 issued and outstanding	1,282	--
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	--	--
Preferred stock subscription	--	641,000
Common stock, $0.001 par value, 600,000,000 authorized, 260,876,826 and 109,905,074 issued and outstanding at October 31, 2012 and 2011, respectively	260,877	109,905
Capital in excess of par	2,257,557	1,095,213
Deficit accumulated during the pre-exploration stage	(219,677)	(219,677)
Deficit accumulated during the development stage	(2,392,090)	(898,836)
Total stockholders’ equity (deficit)	(92,051)	727,605

Total liabilities and stockholders’ equity (deficit)	$13,547	$1,011,447

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,		From May 25, 2010 (Inception of Development Stage) to October 31,	From June 28, 2006 (Inception of Pre-Exploration Stage) to May 24,
	2012	2011	2012	2010

REVENUES	$--	$--	$--	$--

EXPENSES
General & administrative	1,006,371	910,895	1,978,577
Total Operating Expenses	(1,006,371)	(910,895)	(1,978,577)

OTHER INCOME(EXPENSE)
Gain from bargain purchase		110,362	110,362
Loss on conversion of debt to equity	--	(15,300)	(15,300)
Loss on impairment of investment	(306,650)	--	(306,650)
Investee losses	(163,712)	--	(163,712)
Interest expense	(16,521)	(21,692)	(38,213)
Total other (expense) income	(486,883)	73,370	(413,513)

Net loss from continuing operations	(1,493,254)	(837,525)	2,392,090

Discontinued operations	--	--	--	(219,677)

NET LOSS	$(1,493,254)	$(837,525)	(2,392,090)	(219,677)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS Basic and diluted	$(0.01)	$(0.01)

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	137,584,007	107,110,553

The accompanying notes are an integral part of these financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
 From June 28, 2006 (inception) to October 31, 2012

						Accumulated	Accumulated
					Additional	Deficit during	Deficit during	Total
	Common Stock		Preferred	Stock	Paid-In	Exploration	Development	Stockholders
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Deficit

Balance June 28, 2006 (inception)	--	$--	--	$--	$--	$--	$--	$-

Common stock issued for cash	265,350,000	265,350	--	--	(235,450)	--	--	29,900

Net loss	--	--	--	--	----	(9,639)		(9,639)

Balance, October 31, 2006	265,350,000	265,350	--	--	(235,450)	(9,639)		20,261

Capital Contribution	--	--	--	--	4,000	--		4,000
Net loss	--	--	--	--	--	(55,781)		(55,781)

Balance October 31, 2007	265,350,000	265,350	--	--	(231,450)	(65,420)		(31,520)

Capital contribution	--	--	--	--	12,000	--		12,000
Net loss						(40,643)		(40,643)

Balances , October 31, 2008	265,350,000	$265,350	--	--	$(219,450)	$(106,063)	$--	$(60,163)

Common stock issued for debt	4,555,074	4,555	--	--	71,363	--	--	75,918
Net loss,	-	-	--	--	--	(27,048)	--	(27,048)
Capital contribution - expense	-	-	--	--	12,000	-	-	12,000

Balance, October 31, 2009	269,905,074	269,905	--	--	(136,087)	(133,111)	--	707

Forward split of shares 3:1
Shares surrendered and cancelled	(165,000,000)	(165,000)	--	--	165,000	--	--	--
Capital contribution	--	--	--	--	6,000	--	--	6,000
Net loss	--	--	--	--	--	(86,566)	(61,311)	(147,877)

Balance, October 31, 2010	104,905,074	104,905	--	--	34,913	(219,677)	(61,311)	(141,170)

Common stock issued for services	5,000,000	5,000	--	--	1,045,000	--	--	1,050,000
Preferred stock subscription	--	--	--	641,000	--	--	--	641,000
Conversion of debt to equity	--	--	--	--	15,300	--	--	15,300
Net loss	--	--	--	--	--	--	(837,525)	(837,525)

Balances October 31, 2011	109,905,074	$109,905	--	$641,000	1,095,213	$(219,677)	$(898,836)	727,605

Preferred shares issued for subscription	--	--	1,282,000	(639,718)	639,718	--	--	--
Common stock issued for accounts payable	1,950,000	1,950	--	--	37,050	--	--	39,000
Common stock issued for notes payable	43,068,600	43,069	--	--	180,888	--	--	223,957
Common stock issued for service	105,953,152	105,953	--	--	263,547	--	--	369,500
Interest forgiven on debt	--	--	--	--	41,140	--	--	41,140
Net loss	--	--	--	--	--	--	(1,493,254)	(1,493,254)

Balance October 31, 2012	260,876,826	$260,877	1,282,000	$1,282	$2,257,556	$(219,677)	$(2,392,090)	$(92,052)

The accompanying notes are an integral part of these financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,		From May 25, 2010 (Inception of Development Stage) to October 31,	From June 28, 2006 (Inception of Pre-Exploration Stage) to May 24,
	2012	2011	2012	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,493,254)	$(837,525)	$(2,395,986)	(219,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	881,900	525,000	894,500
Notes issued for expense	-	--	88,395
Notes issued for expenses related to discontinued operations	--	--	-	43,523
Contributed capital – expenses related to discontinued operations		--		34,000
Loss on conversion of debt to equity	--	15,300	15,300
Gain from bargain purchase
Investee losses	163,712
Loss on impairment of investment	306,650		360,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	102,809	25,433	105,055
Accounts payable related to discontinued operations				30,757
Net cash used in operating activities	(38,183)	(382,154)	(420,336)	(111,387)

CASH FLOWS FROM INVESTING ACTIVITIES	-	---	-
Investment in LLC	--	(335,000)	(335,000)
Net cash used in investing activities	--	(335,000)	(335,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from the sale of common stock related to discontinued operations	--	--	--	29,900
Proceeds from loan from related party related to discontinued operations				81,487
Advances	23,245	-	23,245
Proceeds from preferred shares issued for cash	--	590,000	590,000
Proceeds from issuance of notes	(200)	143,239	143,238
Net cash provided by financing activities	23,045	722,239	756,283	111,387

Net Increase (Decrease) in Cash	(15,138)	16,085	947	--

Cash at Beginning of Period	16,085	--	--	--

CASH AT END OF PERIOD	947	16,085	947

Supplemental disclosure of noncash investing and financing transactions:
Notes issued for expense	--	--	$88,395
Notes issued for expenses related to discontinued operations	--	--	--
Contributed capital –expenses related to discontinued operations	--	--	--
Issuance of note payable for investment in LLC	--	$25,000	$25,000
Common stock issued for accounts payable	$39,000			$75,918

Common stock issued for debt related to discontinued operations				$75,918
Common stock issued for notes payable	$223,957		$223,857
Accrued interest contributed to capital	$41,140
Common stock issued for compensation to related party	$369,500
Conversion of debt to equity (preferred shares)	--	$51,000	$51,000
Common stock issued for prepaid management fees	--	$1,050,000	$1,050,000

 The accompanying notes are an integral part of these financial statements.

Cleantech Transit, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2012

NOTE 1:    ORGANIZATION AND BASIS OF PRESENTATION

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

On July 11, 2011, the Company formed Cleantech Energy, Inc. as a wholly owned subsidiary.  There has been no activity in this entity.

On July 14, 2011, the Company amended its articles of incorporation increasing its authorized capital stock to 610,000,000 consisting of 600,000,000 shares of common stock with a par value of $0.001 per shares and 10,000,000 shares of preferred stock with a par value of $0.001.

On July 25, 2011, the Company formed Cleantech Exploration Corp. as a wholly owned subsidiary. There has been no activity in this entity.

On August 23, 2011, the Company designated 5,000,000 of the 10,000,000 preferred shares as Series A Convertible preferred. These shares have a conversion right of 10 shares of common for each share of preferred, voting rights as a class, and liquidation preference valuation of $0.50 per share.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On October 31, 2012, the Company had a net operating loss carry forward of $2,392,090. The tax benefit of approximately $813,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will begin to expire in 2026 through 2032.

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

NOTE 3:     PREPAID MANAGEMENT FEE

On May 23, 2011, the Company entered into a one year management agreement with Crown Equity Holdings, Inc. Under the terms of the agreement the Company issued 5,000,000 common shares at $0.21 per share with a value of $1,050,000.  The management agreement covers the period from May 1, 2011 to April 30, 2012.

As of October 31, 2012, the Company had a prepaid management fee of $12,600.

The officers and directors of the Company are also officers and directors of Crown Equity Holdings, Inc.

NOTE 4:     NOTES PAYABLE

On July 20, 2012, the Company at the request of the convertible note holders, converted $223,957 of notes to 43,068,600 shares of common stock at $0.0052 per share. As part of the conversion the accrued interest of $41,140 on the notes was forgiven by the note holders, and contributed to additional paid-in capital.

As of October 31, 2012, the Company had a note payable of $25,000 plus advances of $23,245 neither bearing any interest and due on demand.

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

NOTE 6:    RELATED PARTY TRANSACTIONS

On January 15, 2011, the Company received $75,000 from Zaman & Co. and issued a note payable with the conversion terms as identified above in footnote 4. Zaman & Co. is a related party through common Directors. The note was converted on July 20, 2012 to 14,423,030 shares of common stock and the accrued interest of $9,719 (included in the $41,140 disclosed above) was forgiven by the note holder

On May 9, 2011, the Company received $200 from Crown Equity Holdings, Inc., and issued a note payable with the terms as identified above in footnote 4. The officers and directors of the Company are also officers and directors of Crown Equity Holdings, Inc. The note was paid by the Company leaving the balance due Crown Equity at zero.

On May 23, 2011, the Company entered into an Agreement with Crown Equity Holdings, Inc. to manage the Company for one year. Under the terms of the agreement the Company issued 5,000,000 common shares with a value of $1,050,000. The officers and directors of the Company are also officers and directors of Crown Equity Holdings, Inc.

On April 1, 2012, the Company entered into a one year management agreement with Crown Equity Holdings, Inc. under which the Company is managed by officers and directors from Crown. Under the terms of the agreement the Company pays Crown $22,000 per month in either cash or the equal value of stock at the last day of the quarter. As of October 31, 2012, the Company issued 55,000,000 shares at $0.0012 per share with a value of $66,000 for the quarter ended October 31, 2012.

On July 1, 2012, the Company issued Crown Equity Holdings 5,280,000 shares of common stock with a value of $66,000 for payment of the quarter ended July 31, 2012 management fee per the contract.

On July 20, 2012, the Company issued Crown equity Holdings 45,673,152 shares of common stock with a value of $237,500 for the value lost on the 5,000,000 shares issued in 2011.

On October 31, 2012, the Company issued 55,000,000 shares of common stock with a value of $66,000 for the management fee due for the quarter ending October 31, 2012.

NOTE 7:     EQUITY

On October 13, 2010, the Company issued a 3 to 1 forward stock split which resulted in an increase in the number of outstanding shares of common stock from 89,968,358 to 269,905,074. All common stock references in these financial statements have been retroactively adjusted to account for this forward stock split.

On October 26, 2010, 165,000,000 shares were surrendered and cancelled.

On May 23, 2011, the Company issued 5,000,000 shares of common stock to a related party for management services with a value of $1,050,000. The Company and the entity receiving shares have common officers and directors.

On July 15, 2011, the Company amended its articles of incorporation increasing its authorized capital stock to 610,000,000 consisting to 600,000,000 shares of common stock with a par value of $0.001 per shares and 10,000,000 shares of preferred stock with a par value of $0.001.

On August 23, 2011, the Company designated 5,000,000 of the 10,000,000 preferred shares as Series A Convertible preferred.  These share have a conversion right of 10 shares of common for each share of preferred, voting rights as a class, and liquidation preference valuation of $0.50 per share.

As of October 31, 2011, the Company had one Series A Preferred shares stock subscription with a value of $641,000. The subscription is for 1,282,000 shares of Series A preferred stock at $0.50 per share. These shares carry a conversion privilege allowing the holder to convert each share of Series A Preferred Stock into 10 shares of common stock of the Company. This subscription was filled through $590,000 in cash and conversion of notes payable of $51,000. This conversion occurred on October 31, 2011. As the securities this note was converted into were valued at $66,300, the Company recorded a loss on conversion of $15,300.

On July 1, 2012, the Company issued 1,950,000 shares of common stock with a value of $39,000 for accounts payable.

On July 1, 2012, the Company issued Crown Equity Holdings 5,280,000 shares of common stock with a value of $66,000 for payment of the quarter ended July 31, 2012 management fee per the contract.

As additional compensation to Crown Equity Holdings, the Company issued 45,673,152 shares of common stock with a value of $237,500 ($0.0052 per share) for services rendered, on July 20, 2012.

On July 20, 2012, the Company issued 43,068,600 shares of common stock with a value of $223,957 for the conversion of convertible notes to stock.

On October 31, 2012, the Company issued 55,000,000 shares of common stock with a value of $66,000 for the management fee due for the quarter ending October 31, 2012.

NOTE 8:     GOING CONCERN

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

NOTE 9:     SUBSEQUENT EVENTS

On December 7, 2012, the Company adopted a Consultants and Employees Stock Plan for 2012, which allocates 20,000,000 shares of the Company’s common stock for issuance to consultants and employees.  On December 31, 2012, the Company filed an S-8 Registration Statement registering the shares for future issuances.