Form 10-K/A
period 2012-10-31
CLEANTECH TRANSIT, INC.
filed 2013-03-07
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes   ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Cleantech Transit, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Annual Report on Form 10-K for the year ended October 31, 2012 that was originally filed with the United States Securities and Exchange Commission (the “Commission”) on February 13, 2013 (the “Original Annual Report”) for the purposes of correcting the consolidated statements of cash flow operating activities due to a clerical error in the original filing. Other than discussed above, no other changes have been made to the Original Annual Report. This Amendment Report speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

ii

iii

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

ITEM 13:CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

CLEANTECH TRANSIT, INC.
(Registrant)

Date: March 7, 2013	By:	/s/ Kenneth Bosket
Kenneth Bosket, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2013 .

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

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,		From May 25, 2010 (Inception of Development Stage) to October 31,	From June 28, 2006 (Inception of Pre-Exploration Stage) to May 24,
	2012	2011	2012	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,493,254)	$(837,525)	$(2,392,090)	(219,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	881,900	525,000	1,406,900
Notes issued for expense	-	--	88,395
Notes issued for expenses related to discontinued operations	--	--	-	43,523
Contributed capital – expenses related to discontinued operations		--		34,000
Loss on conversion of debt to equity	--	15,300	15,300
Gain from bargain purchase			(110,362)
Investee losses	163,712		163,712
Loss on impairment of investment	306,650		306,650
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	102,809	25,433	101,159
Accounts payable related to discontinued operations				30,757
Net cash used in operating activities	(38,183)	(382,154)	(420,336)	(111,387)

CASH FLOWS FROM INVESTING ACTIVITIES	-	---	-
Investment in LLC	--	(335,000)	(335,000)
Net cash used in investing activities	--	(335,000)	(335,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from the sale of common stock related to discontinued operations	--	--	--	29,900
Proceeds from loan from related party related to discontinued operations				81,487
Advances	23,245	-	23,245
Proceeds from preferred shares issued for cash	--	590,000	590,000
Proceeds from issuance of notes	(200)	143,239	143,238
Net cash provided by financing activities	23,045	722,239	756,283	111,387

Net Increase (Decrease) in Cash	(15,138)	16,085	947	--

Cash at Beginning of Period	16,085	--	--	--

CASH AT END OF PERIOD	947	16,085	947

Supplemental disclosure of noncash investing and financing transactions:
Notes issued for expense	--	--	$88,395
Notes issued for expenses related to discontinued operations	--	--	--
Contributed capital –expenses related to discontinued operations	--	--	--
Issuance of note payable for investment in LLC	--	$25,000	$25,000
Common stock issued for accounts payable	$39,000			$75,918

Common stock issued for debt related to discontinued operations				$75,918
Common stock issued for notes payable	$223,957		$223,857
Accrued interest contributed to capital	$41,140
Common stock issued for compensation to related party	$369,500
Conversion of debt to equity (preferred shares)	--	$51,000	$51,000
Common stock issued for prepaid management fees	--	$1,050,000	$1,050,000

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