Form 10-Q
period 2013-01-31
CLEANTECH TRANSIT, INC.
filed 2013-03-07
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form _____________, to _____________.

Commission File Number 000-52653

CLEANTECH TRANSIT, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0505768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11226 Pentland Downs Road Las Vegas, NV 89141
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

As of March 5, 2013 there were 290,543,493 shares of Common Stock of the issuer outstanding.

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	1

	Condensed consolidated Balance Sheets as at January 31, 2013 and October 31, 2012	2

	Condensed consolidated Statement of Operations for the three month periods ended January 31, 2013 and 2012 and for the period from May 25, 2010 (Inception of Development Stage) to January 31, 2013 and for the period from June 28, 2006 (inception of pre-exploration stage) to May 24, 2010	3

	Consolidated Statements of Cash Flows for the three month period ended January 31, 2013 and 2012 and for the period from May 25, 2010 (Inception of Development Stage) to January 31, 2013	4

	Notes to the condensed consolidated financial statements.	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	12

ITEM 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	13

ITEM 1A.	Risk Factors	13

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

ITEM 3.	Defaults Upon Senior Securities	13

ITEM 4.	Mine Safety Information	13

ITEM 5.	Other Information	13

ITEM 6.	Exhibits	14

SIGNATURES		15

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in end-user demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, filed on February 14, 2013.

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

Operating results for the three months ended January 31, 2013 are not necessarily indicative of the results that can be expected for the year ending October 31, 2012.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2013	October 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$838	$947

Total Current Assets	838	947

Other assets
Prepaid Management fee	--	12,600
Total assets	$838	13,547

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$57,708	57,353
Notes payable	25,000	25,000
Advance	23,245	23,245
Total Current Liabilities	105,953	105,598

STOCKHOLDERS’ EQUITY

Preferred stock; Series A Convertible; $0.001 par value; 5,000,000 shares authorized; 1,282,000 issued and outstanding	1,282	1,282
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock 600,000,000 shares authorized, at $0.001 par value 290,543,493 and 260,876,826 shares issued and outstanding at January 31, 2013 and October 31, 2012, respectively	290,544	260,877
Paid in capital	2,281,290	2,257,557
Deficit accumulated during the pre-exploration stage	(219,677)	(219,677)
Deficit accumulated during the development stage	(2,458,554)	(2,392,090)

Total Stockholders’ Equity	(105,115)	(92,051)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$838	$13,547

The accompanying notes are an integral part of these unaudited financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		From May 25, 2010 (Inception of Development Stage) to January 31,	From June 28, 2006 (Inception of Pre-Exploration Stage) to May 24,
	2013	2012	2013	2010

Revenues	$--	$--	$--

EXPENSES
General & administrative	66,464	267,541	2,045,041	--
Total Operating Expenses	(66,464)	(267,541)	(2,045,041)	--

OTHER INCOME(EXPENSE)
Gain from bargain purchase			110,362	--
Interest expense	--	(5,718)	(38,213)	--
Investee losses	--	(18,950)	(163,712)	--
Loss on Impairment of Investment	--	--	(306,650)	--
Loss on conversion of debt to equity	--	--	(15,300)	--
Total other expense	--	(24,668)	(413,513)	--

Net loss from continued operations	(66,464)	(24,668)	(2,458,554)	--

Discontinued operations				(219,667)

NET LOSS	$(66,464)	$(292,209)	(2,458,554)	(219,667)

NET LOSS PER SHARE: Basic and diluted	$(0.00)	$(0.00)	--	--

WEIGHTED AVERAGE OUTSTANDING SHARES : Basic and diluted	260,876,826	109,905,074

The accompanying notes are an integral part of these unaudited financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended January 31,		From May 25, 2010 (Inception of Development Stage) to January 31,	From June 28, 2006 (Inception of Pre-Exploration Stage) to May 24,
	2013	2012	2013	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(66,464)	(292,209)	(2,458,554)	(219,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	66,000	262,500	1,472,900	--
Notes issued for expenses	--	--	88,395	--
Notes issued for expenses -discontinued operations				43,523
Contributed capital-expense-discontinued operations				34,000
Loss attributed to discontinued operations				--
Loss(gain) on conversion of debt	--	--	15,300	--
Gain from bargain purchase	--	--	(110,362)	--
Investee losses		18,950	163,712	--
Loss on impairment of investment		--	306,650	--

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	355	5,719	101,514	--
Accounts payable-discontinued operations	--	--	--	30,757
Net cash used in operating activities	(109)	(5,040)	(420,445)	(111,387)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in LLC	--	--	(335,000)	--
Net cash used in investing activities	--	--	(335,000)	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	--	--	--	29,900
Proceeds from loan from related party related to discontinued operations	--	--	--	81,487
Proceeds from preferred shares issued for cash	--	--	590,000	--
Proceeds from advances	--	--	23,245	--
Proceeds from issuance of notes		--	143,038	--
Net cash provided by financing activities	--	--	756,283	111,387

Net Increase (Decrease) in Cash	(109)	(5,040)	838	--

Cash at Beginning of Period	947	16,085	--	--

CASH AT END OF PERIOD	838	11,045	838	--

Supplemental disclosure of noncash financing transactions
Notes issued for expense	--	--	$88,395
Issuance of note payable for investment in LLC	--	--	$25,000
Conversion of debt to equity (preferred shares)	--	--	$51,000
Common stock issued for prepaid management fees	--	--	$1,050,000
Common stock issued for notes payable	$--	---	$223,975
Accrued interest contributed to capital	$--	--	$41,140
Stock issued for compensation to related party	$53,400	--	$422,900

The accompanying notes are an integral part of these financial statements

CLEANTECH TRANSIT, INC.
(Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

On July 11, 2011 the Company formed Cleantech Energy, Inc. as a wholly owned subsidiary. There has been no activity in this entity, through January 31, 2013.

On July 25, 2011 the Company formed Cleantech Exploration Corp. as a wholly owned subsidiary. There has been no activity in this entity, through January 31, 2013.

Basis of Presentation

The interim financial statements for the three months ended January 31, 2013 and 2012 are unaudited. These financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America.

The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended October 31, 2012, filed with the SEC

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit and accumulated deficit during the development stage and pre-exploration stage of the Company is $2,678,230 ($2,458,554 and $219,677, respectively). The Company has not established revenues to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts is computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of January 31, 2013, the Company has no dilutive common stock equivalents outstanding.

Revenue Recognition

Revenue is recognized on the sale and transfer of goods or completion of service. During the three month period ending January 31, 2013, the Company did not have any revenue.

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

NOTE 4 - EQUITY METHOD INVESTMENT

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

During the nine months ended July 31, 2012, the investee reported a net loss of $163,712. The Company therefore recorded its share of these losses in the statement of operations $163,712.

On July 31, 2012 the Board of Directors reviewed the 40% interest investment the Company held in Ortigalita Power Company, LLC. It purchased from Phoenix Biomass for $360,000.  The Company’s investee loss incurred through July 31, 2012 was $163,712, leaving the value of the investment as $306,650.  Through the Company’s review and discussion with the controlling interest of the project, it was determined that a substantial investment would be required to bring the plant to a production level that would be profitable. As the Company is unable to make such an investment, the Company determined its investment was impaired and recorded a related impairment loss of $306,650 in its statement of operations.

NOTE 5 - NOTES PAYABLE

On September 30, 2011 the Company issued a no interest, demand note to Phoenix Biomass as part of the investment in the Ortigalita plant project in the amount of $25,000.

On July 20, 2012, the Company, at the request of the convertible note holders, converted $223,957 of notes to 43,068,600 shares of common stock at $0.0052 per share. As part of the conversion the accrued interest of $41,140 on the notes was forgiven by the note holders, and contributed to additional paid-in capital.

As of January 31, 2013, the Company had a note payable of $25,000 plus advances of $23,245 neither bearing any interest and due on demand.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

On April 1, 2012 the Company entered into a one year management agreement with Crown Equity Holdings, Inc. Under the terms of the agreement the Company will pay Crown Equity Holdings $22,000 monthly, in cash. If the Company does not pay the amount in cash the Company will issue shares for the difference between $66,000 and the cash amount paid at the end of each quarter. The management agreement covered the period from May 1, 2012 to April 30, 2013

On January 31, 2013, the Company issued 29,666,667 shares of common stock with a value of $53,400, using the quoted value of the Company’s common stock on January 31, 2013 ($12,600 was prepaid from the previous quarter).

NOTE 7 - STOCKHOLDERS EQUITY

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

As of July 31, 2011, the Company had one Series A Preferred shares stock subscription with a value of $641,000. The subscription is for 1,282,000 shares of Series A preferred stock at $0.50 per share. These shares carry a conversion privilege that allows the holder to convert each share of Series A Preferred Stock into 10 shares of common stock of the Company. This subscription was filled through $590,000 in cash and conversion of notes payable of $51,000. This conversion occurred on October 31, 2011. As the securities this note was converted into were valued at $66,300, the Company recorded a loss on conversion of $15,300.

On July 1, 2012 the Company issued 1,950,000 shares of common stock to one entity with a value of $39,000 at $0.02 per share for accounts payable.

 On July 1, 2012 the Company issued 5,280,000 shares of common stock to Crown Equity Holdings with a value of $66,000 at $0.0125 per share for the previous quarter management fee.

On July 20, 2012, the Company issued 43,068,600 shares of common stock with a value of $223,957 for the conversion of convertible notes to stock.

During the year ended October 31, 2012, the Company issued 60,280,000 shares of common stock with a value of $132,000 for the management fees due for the quarter ended October 31, 2012. As additional compensation to Crown Equity Holdings, the Company issued 45,673,152 shares of common stock with a value of $237,500 ($0.0052 per share) for services rendered.

On December 31, 2012 the Company filed a Security Registration Statement on Form S-8 registering 20,000,000 shares of common stock for issuance to consultants, advisors, employees and directors.

On January 31, 2013 the Company issued 29,666,667 shares of common stock to Crown Equity Holdings, Inc. with a value of $53,400 as payment for management services during the quarter ended January 31, 2013 ($12,600 was prepaid from the previous quarter).

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

Financial Condition as of January 31, 2013

The Company had current assets of $838 on January 31, 2013. Total current liabilities reported of $105,953 consisted of $57,708 in accounts payable and accrued expenses and $48,245 in notes payable and advances.

Deficit accumulated during the development stage increased from $2,392,090 as of October 31, 2012 to $2,458,554 as of January 31, 2013.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended October 31, 2011.  For the three month period ended January 31, 2013, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2011 included in our Annual Report on Form 10-K filed on February 14, 2013.  On May 24, 2010 the Company changed its focus from exploration of mineral properties, to manufacturing, marketing and distributing in the urban mass transit sector.

During the three month periods ended January 31, 2013 and 2012 the Company did not produce any revenue.

Operating expenses for the three months ended January 31, 2013 were $66,464 compared to $267,541 during the same period in 2012. Expenses during 2013 were due to the management fee for managing the Company. Interest expense was zero for the three months period ending January 31, 2013 compared to $5,718 for the same period in 2012.

Period from inception, June 28, 2006, to January 31, 2013

The Company has accumulated a total deficit of $2,678,231. Deficit accumulated during the pre-exploration stage was $219,677 and accumulated during the development stage was $2,458,554.

As a development stage company, the Company is currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of January 31, 2013, the Company has current assets of $ 838.  As at January 31, 2013, the Company’s current liabilities were $105,953 resulting in negative working capital of $105,115. Cash used in operating activities was $109 for the three month period ended January 31, 2013, compared to $5,040 during the same period in 2011. The decrease in 2013 was due to a lower net loss, lower stock compensation, and no investee loss. Cash used in investing activities was zero for the three month period ended January 31, 2013 and zero for the same period in 2012. Cash from financing activities was zero for the three month period ended January 31, 2013and zero during the same period in 2012.

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

ITEM 4:      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of January 31, 2013ursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Principal Executive Officer along with the Principal Financial Officer concluded that disclosure controls and procedures are not effective as of January 31, 2013 in ensuring that information required to be disclosed by us in reports that are file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  These material weaknesses include the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:      LEGAL PROCEEDINGS

None

ITEM 1A:   RISK FACTORS

Not applicable

ITEM 2:      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2013 the Company issued 29,666,667 shares of common stock to Crown Equity Holdings, Inc. with a value of $53,400 as payment for management services during the quarter ended January 31, 2013.

ITEM 3:      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:      MINE SAFETY INFORMATION

None

ITEM 5:      OTHER INFORMATION

On December 31, 2012 the Company filed Security Registration Statement on Form S-8 registering 20,000,000 shares of common stock for issuance to consultants, advisors, employees and directors.

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

CLEANTECH TRANSIT, INC.
(Registrant)

Date: March 5, 2013	By:	/s/ Kenneth Bosket
Kenneth Bosket,
President, Chief Executive Officer
(Principal Executive Officer)