Form 10-Q
period 2013-04-30
CLEANTECH TRANSIT, INC.
filed 2013-06-13
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form________to_______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No   ☒

As of June 13, 2013 there were 317,210,160 shares of Common Stock of the issuer outstanding

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	1

	Condensed consolidated Balance Sheets as at April 30, 2013 and October 31, 2012	2

	Condensed consolidated Statement of Operations for the three and six month periods ended April 30, 2013 and 2012 and for the period from May 25, 2010 (Inception of Development Stage) to April 30, 2013 and for the period from June 28, 2006 (inception of pre-exploration stage) to May 24, 2010	3

	Condensed consolidated Statements of Cash Flows for the six month period ended April 30, 2013 and 2012 and for the period from May 25, 2010 (Inception of Development Stage) to April 30, 2013	4

	Notes to the condensed consolidated financial statements.	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	11

ITEM 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	12

ITEM 1A.	Risk Factors	10

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

ITEM 3.	Defaults Upon Senior Securities	12

ITEM 4.	Mine Safety Information	12

ITEM 5.	Other Information	12

ITEM 6.	Exhibits	13

	SIGNATURES	14

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

Operating results for the three and six months ended April 30, 2013 are not necessarily indicative of the results that can be expected for the year ending October 31, 2013.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2013	October 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$586	$947

Total Current Assets	586	947

Other assets
Prepaid Management fee	--	12,600
Total assets	$586	13,547

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$60,963	57,353
Notes payable	25,000	25,000
Accrued compensation –related party	66,000	--
Advance	23,845	23,245
Total Current Liabilities	175,808	105,598

STOCKHOLDERS’ EQUITY

Preferred stock; Series A Convertible; $0.001 par value;
5,000,000 shares authorized; 1,282,000 issued and outstanding	1,282	1,282
Preferred stock; $0.001 par value; 5,000,000 shares
authorized; none issued and outstanding	--	--
Common stock 600,000,000 shares authorized, at $0.001 par value 317,210,160 and 260,876,826 shares issued and outstanding at April 30, 2013 and October 31, 2012, respectively
	317,211	260,877
Paid in capital	2,444,623	2,257,557
Deficit accumulated during the pre-exploration stage	(219,677)	(219,677)
Deficit accumulated during the development stage	(2,718,661)	(2,392,090)

Total Stockholders’ Equity	(175,222)	(92,051)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$586	$13,547

The accompanying notes are an integral part of these unaudited financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Six Months ended April 30,		From May 25, 2010 (Inception of Development Stage) to April 30,	From June 28, 2006 (Inception of Pre-Exploration Stage) to May 24,
	2013	2012	2013	2012	2013	2010

Revenues	$--	$--			$--

EXPENSES
General & administrative	170,107	328,530	236,571	596,796	2,215,148	-
Total Operating Expenses	(170,107)	(328,530)	(236,571)	(596,796)	(2,215,148)	-

OTHER INCOME(EXPENSE)
Gain from bargain purchase	--				110,362	--
Interest expense	--	(5,718)	--	(11,437)	(38,213)	--
Investee losses	--	(5,748)	--	(24,698)	(163,712)	--
Loss on Impairment of Investment	--	--	--		(306,650)	--
Loss on conversion of debt to equity	90,000	--	90,000		(105,300)	--
Total other expense	(90,000)	(11,467)	--	(36,135)	(503,513)	--

Net loss from continued operations	(260,107)	(339,996)	(326,571)	(632,931)	(2,718,661)	--

Discontinued operations	--	--	--	--	--	(219,667)

NET LOSS	$(260,107)	$(339,996)	(326,571)	(632,931)	(2,718,661)	(219,667)

NET LOSS PER SHARE: Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	--	--

WEIGHTED AVERAGE OUTSTANDING SHARES : Basic and diluted	305,781,588	109,905,074	283,602,101	109,905,074

The accompanying notes are an integral part of these unaudited financial statements.

CLEANTECH TRANSIT, INC.
(Development Stage Company)\
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended April 30,		From May 25, 2010 (Inception of Development Stage) to April 30,	From June 28, 2006 (Inception of Pre-Exploration Stage) to May 24,
	2013	2012	2013	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(326,571)	(632,931)	(2,718,661)	(219,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	143,400	525,000	1,550,300	--
Notes issued for expenses	--	--	88,395	--
Notes issued for expenses -discontinued operations	--	--	--	43,523
Contributed capital-expense-discontinued operations	--	--	--	34,000
Loss(gain) on conversion of debt	90,000	--	105,300	--
Gain from bargain purchase		--	(110,362)	--
Investee losses		24,698	163,712	--
Loss on impairment of investment		--	306,650	---
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,610	64,363	104,769	--
Accounts payable-discontinued operations		--	--	30,757
Prepaid	12,600	--	12,600	--
Accrued compensation – related party	66,000	--	66,000	--
Net cash used in operating activities	(10,961)	(18,870)	(431,297)	(111,387)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in LLC	--	--	(335,000)	--
Net cash used in investing activities	--	--	(335,000)	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	10,000	--	10,000	29,900
Proceeds from loan from related party related to discontinued operations	--	--	--	81,487
Proceeds from preferred shares issued for cash	--	--	590,000	--
Proceeds from advances	600	(200)	23,845	--
Proceeds from issuance of notes		4,960	143,038	--
Net cash provided by financing activities	10,600	4,760	766,883	111,387

Net Increase (Decrease) in Cash	(361)	(14,110)	586	--

Cash at Beginning of Period	947	16,085	--	--

CASH AT END OF PERIOD	586	1,975	586	--

Supplemental disclosure of noncash financing transactions
Notes issued for expense	--	--	$88,395	--
Issuance of note payable for investment in LLC	--	--	$25,000	--
Conversion of debt to equity (preferred shares)	--	--	$51,000	--
Common stock issued for prepaid management fees	--	--	$1,050,000	--
Common stock issued for debt related to discontinued operations	--	--	--	$75,918
Common stock issued for accounts payable	--	--	$39,000	--
Common stock issued for notes payable	$--	---	$223,975	--
Accrued interest contributed to capital	$--	--	$41,140	--
Stock issued for compensation to related party	$53,400	--	$422,900	--

The accompanying notes are an integral part of these financial statements

CLEANTECH TRANSIT, INC.
(Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

On July 11, 2011 the Company formed Cleantech Energy, Inc. as a wholly owned subsidiary. There has been no activity in this entity, through April 30, 2013.

On July 25, 2011 the Company formed Cleantech Exploration Corp. as a wholly owned subsidiary. There has been no activity in this entity, through April 30, 2013.

Basis of Presentation

The interim financial statements for the three and six months ended April 30, 2013 and 2012 are unaudited. These financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America.

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

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit and accumulated deficit during the development stage and pre-exploration stage of the Company is $2,938,338 ($2,718,661 and $219,677, respectively). The Company has not established revenues to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts is computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of April 30, 2013, the Company has no dilutive common stock equivalents outstanding.

Revenue Recognition

Revenue is recognized on the sale and transfer of goods or completion of service. During the three and six month period ended April 30, 2013, the Company did not have any revenue.

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

NOTE 5: NOTES PAYABLE

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

As of April 30, 2013, the Company had a note payable of $25,000 plus advances of $23,845 neither bearing any interest and due on demand.

NOTE 6: RELATED PARTY TRANSACTIONS

On March 15, 2011, the Company received $75,000 from Zaman & Co. and issued a note payable with the conversion term.  Zaman & Co. is a related party through common Directors. On July 20, 2012 the note was converted to 14,423,030 shares of common stock at $0.0052 per shares and the interest was forgiven by the note holder.

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

On January 31, 2013, the Company issued 29,666,667 shares of common stock with a value of $53,400; using the quoted value of the Company’s common stock on January 31, 2013 ($12,600 was prepaid from the previous quarter).

On February 22, 2013 the Company issued 6,000,000 shares of common stock to three individuals that are related parties for services performed. The value of these shares was based on the closing price of the Company’s common stock on that date, for a total value of $27,000

On April 14, 2013, the Company issued 6,666,667 shares of common stock to an individual, to settle advances outstanding of $10,000. The closing price of the Company’s common stock on this date was $.015. Therefore, the Company has recorded a loss on conversion of debt to equity in the amount of $90,000.

NOTE 7: STOCKHOLDERS EQUITY

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

On February 22, 2013 the Company issued 20,000,000 shares of common stock to six individuals and entities for services performed. These shares were valued based on the closing price of the Company’s common stock on that date, which was $.0045. Therefore, the Company recorded related compensation expense of $90,000.  Three of the individuals were related parties and received an aggregate of 6,000,000 shares with a value of $27,000.

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

Financial Condition as of April 30, 2013

The Company had current assets of $ 586 on April 30, 2013. Total current liabilities reported of $175,808 consisted of $60,963 in accounts payable and accrued expenses and $48,845 in notes payable and advances plus $66,000 of accrued compensation to a related party.

Deficit accumulated during the development stage increased from $2,392,090 as of October 31, 20121to $2,718,661 as of April 30, 2013.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended October 31, 2011.  For the three and six month periods ended April 30, 2013, there have been no material changes or updates to our critical accounting policies.

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

Results of Operations

During the three and six months periods ended April 30, 2013 and 2012 the Company did not produce any revenue.

Operating expenses for the three and six months ended April 30, 2013 were $170,107 and $236,571 compared to $328,530 and $596,796 during the same periods in 2012. Expenses during 2013 were lower than the same period in 2012 due to a significant reduction in compensation and professional fees in 2013 over 2012. Interest expense was zero for the three and six months period ending April 30, 2013 compared to $5,718 for the same period in 2012. During the quarter ended April 30, 2013 the Company converted a $10,000 note to equity and incurred a loss on debt conversion to equity of $90,000.

Period from inception, June 28, 2006, to April 30, 2013

The Company has accumulated a total deficit of $2,938,338. Deficit accumulated during the pre-exploration stage was $219,677 and accumulated during the development stage was $2,718,661.

As a development stage company, the Company is currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of April 30, 2013, the Company has current assets of $ 586.  As at April 30, 2013, the Company’s current liabilities were $175,808 resulting in negative working capital of $175,222. Cash used in operating activities was $10,961 for the six month period ended April 30, 2013, compared to $18,870 during the same period in 2012. The decrease in 2013 was due to a lower net loss, lower stock compensation, and no investee loss. Cash used in investing activities was zero for the six month period ended April 30, 2013 and zero for the same period in 2012. Cash from financing activities was 10,600 for the six month period ended April 30, 2013and $4,760 during the same period in 2012. Cash received in financing in 2013 consisted of the sale of common stock for $10,000 in cash and advances of $600.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of April 30, 2013 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Principal Executive Officer along with the Principal Financial Officer concluded that disclosure controls and procedures are not effective as of April 30, 2013 in ensuring that information required to be disclosed by us in reports that are file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  These material weaknesses include the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

Not applicable

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 14, 2013 the Company issued 6,666,667 shares of common stock for advances of $10,000.

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

CLEANTECH TRANSIT, INC. (Registrant)

Date: June 13, 2013	By:	/s/ Kenneth Bosket
Kenneth Bosket, President, Chief Executive Officer
(Principal Executive Officer)