Form 10-Q
period 2013-07-31
EQCO2, INC.
filed 2013-09-23
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form _______ to _______

Commission File number 000-52653

EQC02, INC.
(Formerly Cleantech Transit, Inc.)
 (Exact name of registrant as specified in its charter)

Nevada	98-0505768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

282 Cheyenne Way, Zephyr Cove, NV 89448
(Address of principal executive offices)

(775) 954-0085
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

As of September 16, 2013 there were 1,660,510,800 shares of Common Stock of the issuer outstanding.

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	4

	Condensed consolidated Balance Sheets as at July 31, 2013 and October 31, 2012	5

	Condensed consolidated Statement of Operations for the three and nine month periods ended July 31, 2013 and 2012 and for the period from May 25, 2010 (Inception of Development Stage) to July 31, 2013 and for the period from June 28, 2006 (inception of pre-exploration stage) to May 24, 2010	6

	Condensed consolidated Statements of Cash Flows for the nine month periods ended July 31, 2013 and 2012 and for the period from May 25, 2010 (Inception of Development Stage) to July 31, 2013	7

	Notes to the condensed consolidated financial statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	15

ITEM 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	16

ITEM 1A.	Risk Factors	16

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

ITEM 3.	Defaults Upon Senior Securities	16

ITEM 4.	Mine Safety Information	16

ITEM 5.	Other Information	16

ITEM 6.	Exhibits	17

	SIGNATURES	18

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

As used in this Form 10-Q, “we,” “us,” and “our” refer to EQC02, Inc., which is also sometimes referred to as the “Company.”

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

Operating results for the three and nine months ended July 31, 2013 are not necessarily indicative of the results that can be expected for the year ending October 31, 2013.

EQC02, INC.
(Formerly Cleantech Transit, Inc.)
(Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2013	October 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$14,854	$947
Prepaid	5,000	--

Total Current Assets	19,854	947

Other assets
Prepaid Management fee	--	12,600
Total assets	$19,854	13,547

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$99,785	57,353
Notes payable	35,000	25,000
Note Payable – related party	38,000	--
Accrued compensation – related party	76,000	--
Advance	25,345	23,245
Advances – related parties	10,000	--
Total Current Liabilities	284,130	105,598

STOCKHOLDERS’ EQUITY

Preferred stock; Series A Convertible; $0.001 par value;
5,000,000 shares authorized; none issued and outstanding	--	1,282
Preferred stock; Series B Convertible $0.001 par value; 1,000,000 shares
authorized; none issued and outstanding	--	--

Common stock
5,000,000,000 shares authorized, at $0.001 par value 1,660,150,800 and 1,304,384,130 shares issued and outstanding at July 31, 2013 and October 31, 2012, respectively	1,660,151	1,304,384
Paid in capital	1,132,965	1,214,050
Deficit accumulated during the pre-exploration stage	(219,677)	(219,677)
Deficit accumulated during the development stage	(2,837,715)	(2,392,090)

Total Stockholders’ Equity	(264,276)	(92,051)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,854	$13,547

The accompanying notes are an integral part of these unaudited financial statements.

EQC02, INC.
(Formerly Cleantech Transit, Inc.)
(Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Nine Months ended July 31,		From May 25, 2010 (Inception of Development Stage) to July 31,	From June 28, 2006 (Inception of Pre-Exploration Stage) to May 24,
	2013	2012	2013	2012	2013	2010

Revenues	$--	$--	$--	$--	$--	$--

EXPENSES
General & administrative	119,054	314,991	355,625	911,787	2,334,202	-
Total Operating Expenses	(119,054)	(314,991)	(355,625)	(911,787)	(2,334,202)	-

OTHER INCOME(EXPENSE)
Gain from bargain purchase	--				110,362	--
Interest expense	--	(6,209)	--	(17,646)	(38,213)	--
Investee losses	--	(139,014)	--	(163,712)	(163,712)	--
Loss on Impairment of Investment	--	306,650	--	(306,650)	(306,650)	--
Loss on conversion of debt to equity	--	--	(90,000)	--	(105,300)	--
Total other expense	--	(451,873)	(90,000)	(488,008)	(503,513)	--

Net loss from continued operations	(119,054)	(776,864)	(445,625)	(1,399,795)	(2,837,715)	--

Discontinued operations	--	--	--	--	--	(219,667)

NET LOSS	$(119,054)	$(776,864)	(445,625)	(1,399,795)	(2,837,715)	(219,667)

NET LOSS PER SHARE: Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	--	--

WEIGHTED AVERAGE OUTSTANDING SHARES : Basic and diluted	1,616,354,097	616,073,680	1,487,965,382	571,840,555

The accompanying notes are an integral part of these unaudited financial statements.

EQC02, INC.
(Formerly Cleantech Transit, Inc.)
(Development Stage Company)\
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended July 31,		From May 25, 2010 (Inception of Development Stage) to July 31,	From June 28, 2006 (Inception of Pre-Exploration Stage) to May 24,
	2013	2012	2013	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(445,625)	(1,399,795)	(2,837,715)	(219,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	168,400	828,500	1,575,300	--
Notes issued for expenses	--	--	88,395	--
Notes issued for expenses -discontinued operations	--	--	--	43,523
Expenses paid by related parties	10,000	--	10,000
Contributed capital-expense-discontinued operations	--	--	--	34,000
Loss(gain) on conversion of debt	90,000	--	105,300	--
Gain from bargain purchase		--	(110,362)	--
Investee losses		163,711	163,712	--
Loss on impairment of investment		306,650	306,650	---
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	52,432	79,071	153,591	--
Accounts payable-discontinued operations		--	--	30,757
Prepaid expense	7,600	(12,000)	7,600	--
Accrued compensation – related party	76,000	--	76,000	--
Net cash used in operating activities	(41,193)	(34,463)	(461,529)	(111,387)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in LLC	--	--	(335,000)	--
Net cash used in investing activities	--	--	(335,000)	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	15,000	--	15,000	29,900
Proceeds from loan from related party related to discontinued operations	--	--	--	81,487
Proceeds from preferred shares issued for cash	--	--	590,000	--
Proceeds from advances	2,100	19,064	25,345	--
Proceeds from note payables- related party	38,000	--	38,000
Proceeds from issuance of notes	--	--	143,038	--
Net cash provided by financing activities	55,100	19,064	811,383	111,387

Net Increase (Decrease) in Cash	13,907	(15,399)	14,854	--

Cash at Beginning of Period	947	16,085	--	--

CASH AT END OF PERIOD	14,854	686	14,854	--
Supplemental disclosure of noncash financing transactions
Stock issued for the conversion from preferred shares	$12,820	$--	$12,820	--
Notes issued for expense	$--	$--	$88,395	--
Issuance of note payable for investment in LLC	$--	$--	$25,000	--
Conversion of debt to equity (preferred shares)	$--	$--	$51,000	--
Common stock issued for prepaid management fees	$--	$--	$1,050,000	--
Common stock issued for debt related to discontinued operations	$--	$--	$--	$75,918
Common stock issued for accounts payable	$10,000	--	$49,000	--
Common stock issued for notes payable	$--	$223,957	$223,975	--
Accrued interest contributed to capital	$--	$41,140	$41,140	--
Stock issued for compensation to related party	$--	$303,500	$422,900	--

The accompanying notes are an integral part of these financial statements

EQC02, INC.
(Formerly Cleantech Transit, Inc.)
(Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

The Company was incorporated under the laws of the State of Nevada on June 28, 2006 under the name of Patterson Brooke Resources Inc.

On April 7, 2010, the Company amended its Articles of Incorporation to change its corporate name from “Patterson Brooke Resources Inc.” to “Cleantech Transit, Inc.” Then, on May 30, 2013, the Company changed its name to “EQCO2, Inc.”.

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

On July 11, 2011 the Company formed Cleantech Energy, Inc. as a wholly owned subsidiary. There has been no activity in this entity, through July 31, 2013.

On July 25, 2011 the Company formed Cleantech Exploration Corp. as a wholly owned subsidiary. There has been no activity in this entity, through July 31, 2013.

Basis of Presentation

The interim financial statements for the three and nine months ended July 31, 2013 and 2012 are unaudited. These financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America.

The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended October 31, 2012, filed with the SEC

NOTE 2: GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The aggregate accumulated deficit and accumulated deficit during the development stage and pre-exploration stage of the Company is $3,057,382 ($2,837,715 and $219,677, respectively). The Company has not established revenues to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts is computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of July 31, 2013, the Company has no dilutive common stock equivalents outstanding.

Revenue Recognition

Revenue is recognized on the sale and transfer of goods or completion of service. During the three and nine month period ended July 31, 2013, the Company did not have any revenue.

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

NOTE 4: EQUITY METHOD INVESTMENT

On August 19, 2011 the Company entered into an agreement with Phoenix Biomass Energy, Inc. (and amendment dated September 28, 2011) whereby the Company obtained a 40% interest in Ortigalita Power Company, LLC., from Phoenix Biomass for $360,000. The Company is accounting for this investment under the equity method. Ortigalita is building a plant to produce electricity from waste and by-products. The Company has paid $335,000 in cash and has executed a no interest, demand note payable for the remaining balance of $25,000. The closing date of this purchase was October 31, 2011. As the Company paid less than the relative fair value of the net assets received, it has recorded a gain on bargain purchase in the amount of $110,362, in accordance with ASC 805-30.

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

On July 20, 2012, the Company, at the request of the convertible note holders, converted $223,957 of notes to 43,068,600 shares (pre-split) of common stock at $0.0052 per share. As part of the conversion the accrued interest of $41,140 on the notes was forgiven by the note holders, and contributed to additional paid-in capital.

On July 19, 2013 the Company issued a note payable for $38,000. The note is payable on demand, but if unpaid by December 15, 2014, 10% per annum interest will begin to accrue.

On May 20, and June 28, 2013 a related party advanced the Company $5,000 on each date for a total of $10,000. These advances are payable on demand and bear no interest.

As of July 31, 2013, the Company had notes payable of $73,000 plus advances of $35,345, bearing no interest and due on demand.

NOTE 6: RELATED PARTY TRANSACTIONS

On April 1, 2012 the Company entered into a one year management agreement with Crown Equity Holdings, Inc. Under the terms of the agreement the Company will pay Crown Equity Holdings $22,000 monthly, in cash. If the Company does not pay the amount in cash the Company will issue shares for the difference between $66,000 and the cash amount paid at the end of each quarter. The management agreement covered the period from May 1, 2012 to July 31, 2013.

On January 31, 2013, the Company issued 148,333,335 shares of common stock with a value of $53,400; using the quoted value of the Company’s common stock on January 31, 2013 ($12,600 was prepaid from the previous quarter).

On February 22, 2013 the Company issued 30,000,000 shares of common stock to three individuals that are related parties for services performed. The value of these shares was based on the closing price of the Company’s common stock on that date, for a total value of $27,000.

On May 20, and June 28, 2013 a related party advanced the Company $5,000 on each date for a total of $10,000. These advances are payable on demand and bear no interest.

On July 1, 2013 the Company signed a consulting service agreement with a related party. Under the terms of the agreement, the Company shall pay the consultant $20,000 per month for its consulting services. The term of the agreement is on year ending on June 30, 2014.

On July 19, 2013 the Company issued a note payable for $38,000. The note is payable on demand, but if unpaid by December 15, 2014, 10% per annum interest will begin to accrue.

NOTE 7: STOCKHOLDERS EQUITY

On August 23, 2011 the Company designated 5,000,000 of the 10,000,000 preferred shares as Series A Convertible preferred. These share have a conversion right of 10 shares of common for each share of preferred, a voting right as a class, and liquidation preference valuation of $0.50 per share.

During the year ended October 31, 2012, the Company issued 301,400,000 shares of common stock with a value of $132,000 for the management fees due for the quarter ended October 31, 2012. As additional compensation to Crown Equity Holdings, the Company issued 228,365,760 shares of common stock with a value of $237,500 ($0.00104 per share) for services rendered.

On January 31, 2013 the Company issued 148,333,335 shares of common stock to Crown Equity Holdings, Inc. with a value of $53,400 as payment for management services during the quarter ended January 31, 2013 ($12,600) was prepaid from the previous quarter).

On February 7, 2013 the Company filed amended articles of incorporation authorizing 5,000,000, Series B preferred stock. Each share is convertible into 100 shares of common stock and each share has 50,000 votes on all matters of the Company. On May 8, 2013, the Board of Directors reduced the number of authorized Series B preferred shares to 1,000,000.

On February 22, 2013 the Company issued 100,000,000 shares of common stock to nine individuals and entities for services performed. These shares were valued based on the closing price of the Company’s common stock on that date, which was $.0009. Therefore, the Company recorded related compensation expense of $90,000. Three of the individuals were related parties and received an aggregate of 30,000,000 shares with a value of $27,000.

On April 14, 2013, the Company issued 33,333,335 shares of common stock to an individual, to settle advances outstanding of $10,000. The closing price of the Company’s common stock on this date was $.003. Therefore, the Company has recorded a loss on conversion of debt to equity in the amount of $90,000.

On June 5, 2013 the Company issued 5,000,000 shares of common stock for services provided, valued at $20,000.

On June 17, 2013 the Company issued 2,500,000 share of common stock for $5,000 in cash.

On June 21, 2013 the Company issued 5,000,000 shares of common stock for $10,000 in cash. On July 10, the shares were returned and cancelled, and on September 21, 2013 the related $10,000 received in cash, was returned to the subscriber.

On June 24, 2013 the Company issued 64,100,000 shares of common stock for the exchange of 1,282,000 shares of preferred stock.

On July 9, 2013 the Company issued 2,500,000 shares of common stock for services provided, valued at $5,000.

On July 12, 2013 the Company filed an amended article of incorporation with the State of Nevada increasing the authorized number of common shares to 5,000,000,000. Subsequent to that date, the Company affected a forward stock split of five shares for every one share issued and outstanding. All share references in these financial statements have been retroactively adjusted for this stock split, unless otherwise noted.

NOTE 8: COMMITMENTS AND CONTINGENCIES

On May 8, 2013 the Company entered into an exchange agreement with Discovery Carbon Environmental Securities, Inc (Discovery) a Nevada corporation. Under the terms of the agreement the Company will issue 500,000,000 shares of its common stock for all the outstanding stock of Discovery. In addition the Company will issued 500,000 shares of Series B preferred stock to the control person of Discovery. A related shareholder of the Company will redeem 203,099,095 shares of the Company’s common stock for 500,000 shares of the Company’s Series B preferred stock. As of September 12, 2013 the exchange had not been completed.

On July 1, 2013 the Company signed a consulting service agreement with a related party. Under the terms of the agreement, the Company shall pay the consultant $20,000 per month for its consulting services. The term of the agreement is one year ending on June 30, 2014.

NOTE 9: SUBSEQUENT EVENTS

On August 26, 2013 the Company issued a related party 500,000 Series B Preferred shares in compliance with the terms of the Exchange Agreement with Discovery Carbon Environmental Securities Corporation of May 8, 2013 because the related party had satisfied all of the conditions of that Exchange Agreement required of the related party in order for him to receive the Series B preferred shares. Each share has 50,000 votes.

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

Financial Condition as of July 31, 2013

The Company had current assets of $19,854 on July 31, 2013. Total current liabilities reported of $284,130 consisted of $99,785 in accounts payable and accrued expenses and $108,345 in notes payable and advances plus $76,000 of accrued compensation to a related party.

Deficit accumulated during the development stage increased from $2,392,090 as of October 31, 2012 to $2,837,715 as of July 31, 2013.

Background

The Company was incorporated under the laws of the State of Nevada on June 28, 2006 under the name Patterson Brooke Resources Inc. to identify and acquire a mineral property that held the potential to contain gold and/or silver mineralization. In early 2010, due to the global economic crisis, a challenging environment for raising capital and the lack of suitable drill targets discovered on the Alice Claim, the Company decided to shift our business focus to begin to explore opportunities in the development and production of hybrid, electric, alternative fuel and diesel heavy duty transit buses, luxury motor coaches and tour buses. On April 7, 2010, the Company amended the Articles of Incorporation to change the name to Cleantech Transit, Inc. On May 30, 2013, the Company changed its name to EQC02, Inc. The Company has expanded the business focus to invest directly in specific green projects. Recognizing the many economic and operational advances of converting wood waste into renewable sources of energy, the Company negotiated an agreement to invest in Phoenix Energy, a manufacturer and distributor of biomass-generated power plants.

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

On May 30, 2013 the Company approved 5 shares of common stock for 1 share of common stock forward split which was filed with the State of Nevada on July 12, 2013.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended October 31, 2012. For the three and nine month periods ended July 31, 2013, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 2012 included in our Annual Report on Form 10-K filed on February 14, 2013. On May 24, 2010 the Company changed its focus from exploration of mineral properties, to manufacturing, marketing and distributing in the urban mass transit sector.

During the three and nine months periods ended July 31, 2013 and 2012 the Company did not produce any revenue.

Operating expenses for the three and nine months ended July 31, 2013 were $119,054 and $355,625 compared to $314,991 and $911,787 during the same periods in 2012. Expenses during 2013 were lower than the same period in 2012 due to a significant reduction in compensation and professional fees in 2013 over 2012. Interest expense was zero for the three and nine month period ending July 31, 2013 and for the same period in 2012. During the nine months period ended July 31, 2013 the Company converted $10,000 in advances to equity and incurred a loss on debt conversion to equity of $90,000.

Period from inception, June 28, 2006, to July 31, 2013

The Company has accumulated a total deficit of $3,057,392. Deficit accumulated during the pre-exploration stage was $219,677 and accumulated during the development stage was $2,837,715.

As a development stage company, the Company is currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of July 31, 2013, the Company has current assets of $19,854.  As at July 31, 2013, the Company’s current liabilities were $284,130 resulting in negative working capital of $264,276. Cash used in operating activities was $41,193 for the nine month period ended July 31, 2013, compared to $34,463 during the same period in 2012. The increase in 2013 was due to a lower net loss, lower stock compensation offset by accrued compensation. Cash used in investing activities was zero for the nine month period ended July 31, 2013 and zero for the same period in 2012. Cash from financing activities was $55,100 for the nine month period ended July 31, 2013 and $19,064 during the same period in 2012. Cash received in financing in 2013 consisted of the sale of common stock for $15,000 in cash, and notes and advances of $40,100.

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

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of July 31, 2013 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer along with the Principal Financial Officer concluded that disclosure controls and procedures are not effective as of July 31, 2013 in ensuring that information required to be disclosed by us in reports that are file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. These material weaknesses include the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On August 30, 2013 the Company along with one of its officers was named in a civil suit (Case # A-13-687800-C filed in the Clark County Nevada District Court. The case was filed by two of the shareholders of the Company pertaining to the exchange agreement of May 8, 2013 between the Company and Discovery Carbon Environmental Securities, Inc.  Due to the filing of this civil suit being so recent, the Company is not able to assess and determine its liability, if any, as of the date of this filing as it pertains to this matter.

ITEM 1A:  RISK FACTORS

Not applicable

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 14, 2013, the Company issued 33,333,335 shares of common stock to an individual, to settle advances outstanding of $10,000.

On June 17, 2013 the Company issued 2,500,000 share of common stock for $5,000 in cash.

On June 21, 2013 the Company issued 5,000,000 shares of common stock for $10,000 in cash. On July 10, the shares were returned and cancelled.

On June 24, 2013 the Company issued 64,100,000 shares of common stock for the exchange of 1,282,000 shares of preferred stock.

On June 5, 2013 the Company issued 5,000,000 shares of common stock for service of $20,000.

On July 9, 2013 the Company issued 2,500,000 shares of common stock for service of $5,000.

On July 11, 2013 the Company replaced 100,000,000 shares of S-8 shares with 100,000,000 shares of restricted shares.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:  MINE SAFETY INFORMATION

None

ITEM 5:  OTHER INFORMATION

On December 31, 2012 the Company filed Security Registration Statement on Form S-8 registering 20,000,000 shares of common stock for issuance to consultants, advisors, employees and directors. On July 11, 2013 the Company rescinded the registration of the S-8 shares and replaced the S-8 shares with restricted stock.

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

EQC02, INC.
(Registrant)

Date: September 16, 2013	By:	/s/ William Barnwell
William Barnwell, President, Chief Executive Officer (Principal Executive Officer)