Form 10-Q/A
period 2013-07-31
EQCO2, INC.
filed 2013-09-27
CIK 1371487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Amendment No. 1)

To

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

As of September 16, 2013 there were 1,660,510,800 shares of Common Stock of the issuer outstanding.

Explanatory Note

We are filing this Amendment No. 1 to our Form 10-Q for the period ended July 31, 2013 to correct the checkbox on the cover page to reflect "Yes" regarding our shell company status.  Our original Form 10-Q was filed with the box incorrectly checked "No."  Except as described above, the remainder of the Form 10-Q is unchanged.

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

EQC02, INC.
(Registrant)

Date: September 27, 2013	By:	/s/ William Barnwell
William Barnwell, President, Chief Executive Officer (Principal Executive Officer)